Form 10-Q
period 2004-03-31
APPLE REIT SIX INC
filed 2004-05-13
CIK 1277151

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 333-112169

APPLE REIT SIX, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	20-0620523
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10 SOUTH THIRD STREET RICHMOND, VIRGINIA	23219
(Address of principal executive offices)	(Zip Code)

(804) 344-8121

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act). Yes ☐ No ☒

At May 10, 2004, there were 4,761,905 outstanding shares of common stock, no par value, of the registrant.

APPLE REIT SIX, INC.

FORM 10-Q

INDEX

			Page Number
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements (Unaudited)

		Consolidated Balance Sheets - March 31, 2004 and January 20, 2004 (initial capitalization)	3

		Consolidated Statement of Operations - For the period January 20, 2004 (initial capitalization) through March 31, 2004	4

		Consolidated Statement of Cash Flows - For the period January 20, 2004 (initial capitalization) through March 31, 2004	5

		Notes to Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

	Item 4.	Controls and Procedures	13

PART II.	OTHER INFORMATION:

	Item 1.	Legal Proceedings (not applicable)

	Item 3.	Defaults Upon Senior Securities (not applicable)

	Item 4.	Submission of Matters to a Vote of Security Holders (not applicable)

	Item 5.	Other Information (not applicable)

	Item 6.	Exhibits and Reports on Form 8-K	14

Signatures			15

Certifications

Apple REIT Six, Inc.

Consolidated Balance Sheets (unaudited)

	March 31, 2004	January 20, 2004 (initial capitalization)
Assets
Cash and cash equivalents	$262,396	$24,110
Prepaid offering costs	255,727	—

Total Assets	$518,123	$24,110

Liabilities
Notes payable-unsecured	$400,000	$—
Accounts payable and accrued expenses	100,300	—

Total Liabilities	500,300	—
Shareholders’ Equity
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	—	—
Series A preferred stock, no par value, authorized 200,000,000 shares; issued and outstanding 10 shares	—	—
Series B preferred convertible stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	24,000	24,000
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 10 shares	110	110
Retained deficit	(6,287)	—

Total Shareholders’ Equity	17,823	24,110

Total Liabilities and Shareholders’ Equity	$518,123	$24,110

See notes to consolidated financial statements.

Apple REIT Six, Inc.

Consolidated Statement of Operations (unaudited)

For the period January 20, 2004 (initial capitalization) through March 31, 2004
Expenses
General and administrative	$3,220

Total expenses	3,220

Operating loss	(3,220)
Interest expense	(3,067)

Net loss	$(6,287)

Loss per common share	$(629)

See notes to consolidated financial statements.

Apple REIT Six, Inc.

Consolidated Statement of Cash Flows (unaudited)

For the period January 20, 2004 (initial capitalization) through March 31, 2004
Cash flow from operating activities:
Net loss	$(6,287)
Adjustments to reconcile net loss to cash provided by operating activities:
Changes in operating assets and liabilities	—

Net cash used in operating activities	(6,287)
Cash flow from investing activities:
Net cash used in investing activities	—
Cash flow from financing activities
Cash paid for offering costs	(155,427)
Borrowings under a line of credit	400,000

Net cash provided by financing activities	244,573
Increase in cash and cash equivalents	238,286
Cash and cash equivalents, beginning of period	24,110

Cash and cash equivalents, end of period	$262,396

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financials should be read in conjunction with the Company’s audited financial statements included in its registration statement filed with the Securities and Exchange Commission. Operating results for the period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the period ending December 31, 2004.

General Information and Summary of Significant Accounting Policies

Organization

Apple REIT Six, Inc. together with its wholly owned subsidiaries (the “Company”) is a Virginia corporation that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company, which has no operating history, was formed to invest in hotels, residential apartment communities and other selected real estate in selected metropolitan areas in the United States. Initial capitalization occurred on January 20, 2004, when 10 shares of common stock and Series A preferred stock were purchased by Apple Six Advisors, Inc. and 240,000 shares of Series B Preferred shares were purchased by Mr. Glade M. Knight. The Company’s fiscal year end is December 31. The consolidated financial statements include the accounts of the Company and its subsidiaries Apple Six Hospitality, Apple Six Residential, Apple Six Ventures and Apple Six Hospitality Management. All intercompany accounts and transactions have been eliminated.

Earnings per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. Series B convertible shares are not included in earnings per common share until such time it becomes probable that such shares can be converted to common shares.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less. The fair market value of cash and cash equivalents approximate their carrying value. Cash equivalents are placed with high credit quality institutions and the balances may, at times, exceed federal depository insurance limits.

Comprehensive Income

The Company recorded no comprehensive income during the period reported.

Income Taxes

The Company intends to make an election to be treated, and expects to qualify, as a REIT under the Internal Revenue Code of 1986, as amended. As a REIT, the Company will be allowed a deduction for the amount of dividends paid to its shareholders, thereby subjecting the distributed net income of the Company to taxation only at the shareholder level. The Company’s continued qualification as a REIT will depend on its compliance with numerous requirements, including requirements as to the nature of its income and distribution of dividends.

The Company has established Apple Six Hospitality Management, Inc. as a 100% owned taxable REIT subsidiary (“TRS”). The TRS will lease all hotels from the Company and be subject to income tax at regular corporate rates on any income that it would earn.

Start Up Costs

Start up costs incurred other than offering costs are expensed as incurred.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2

Offering Costs

The Company intends to raise capital through a “best-efforts” offering of Units by David Lerner Associates, Inc. (the “Managing Dealer”), which will receive selling commissions and a marketing expense allowance based on proceeds of the shares sold.

The minimum offering must be sold within one year from the beginning of this offering or the offering will terminate and investors’ subscription payments, with interest, will be refunded to investors. Pending sale of such minimum offering amount, investors’ subscription payments will be placed in an escrow account with Wachovia Bank.

Each Unit consists of one common share and one Series A preferred share. The Series A preferred shares will have no voting rights, no conversion rights and no distribution rights. The only right associated with the Series A preferred shares will be a priority distribution upon the sale of the Company’s assets. The priority would be equal to $11.00 per Series A preferred share, and no more, before any distributions are made to the holders of any other shares. The Series A preferred shares will not be separately tradable from the common shares to which they relate.

From the Company’s initial capitalization on January 20, 2004 through March 31, 2004, the Company incurred costs of approximately $255,727 related to its offering. These costs have been reflected as a prepaid asset on the Company’s March 31, 2004 balance sheet and will reduce shareholders’ equity upon the first closing under the offering.

Note 3

Line of Credit

The Company has obtained an unsecured line of credit in a principal amount of $400,000 to fund some of its offering expenses. The lender is Wachovia Bank, N.A. The line of credit bears interest at the bank’s prime rate, or 4% as of March 31, 2004. Interest is payable monthly. Glade M. Knight, the Company’s chairman, chief executive officer and president, guarantees repayment of the line of credit. Mr. Knight will not receive any consideration in exchange for providing this guarantee. The maturity date of the line of credit is July 25, 2004. The Company may prepay the line of credit without premium or penalty. As of March 31, 2004, the outstanding balance was $400,000.

Note 4

Related Parties

Subsequent to March 31, 2004, the Company entered into a Property Acquisition and Disposition Agreement with Apple Six Realty Group, Inc. (“ASRG”), to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses will be payable for these services.

Subsequent to March 31, 2004, the Company entered into an advisory agreement with Apple Six Advisors, Inc. (“ASA”) to provide management of the Company and its assets. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company in addition to certain reimbursable expenses will be payable for these services.

ASRG and ASA are 100% owned by Glade M. Knight, Chairman and President of the Company.

Note 5

Series B Convertible Preferred Stock

The Company has issued 240,000 Series B convertible preferred shares to Glade M. Knight, chairman, chief executive officer and president of the Company, in exchange for the payment by him of $0.10 per Series B convertible preferred share, or an aggregate of $24,000. The Series B convertible preferred shares are convertible into common shares pursuant to the formula and on the terms and conditions set forth below.

There are no dividends payable on the Series B convertible preferred shares. Holders of more than two-thirds of the Series B convertible preferred shares must approve any proposed amendment to the articles of incorporation that would adversely affect the Series B convertible preferred shares.

Upon the Company’s liquidation, the holder of the Series B convertible preferred shares is entitled to a priority liquidation payment before any distribution of liquidation proceeds to the holders of the common shares. However, the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11 per number of common shares each Series B convertible preferred share would be convertible into according to the formula described below. In the event that the liquidation of the Company’s assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis.

Each holder of outstanding Series B convertible preferred shares shall have the right to convert any of such shares into Common Shares of the Company upon and for 180 days following the occurrence of any of the following events:

(1) substantially all of the Company’s assets, stock or business is sold or transferred through exchange, merger, consolidation, lease, share exchange, sale or otherwise, other than a sale of assets in liquidation, dissolution or winding up of the Company;

(2) the termination or expiration without renewal of the advisory agreement, or if the Company ceases to use Apple Six Realty to provide property acquisition and disposition services; or

(3) the Company’s common shares are listed on any securities exchange or quotation system or in any established market.

Upon the occurrence of any conversion event, each Series B convertible preferred share may be converted into a number of common shares based upon the gross proceeds raised through the date of conversion in the $1 billion offering made by this prospectus according to the following table:

Gross Proceeds Raised from Sales of Units through Date of Conversion	Number of Common Shares through Conversion of One Series B Convertible Preferred Share
$ 50 million	0.92321
$100 million	1.83239
$150 million	3.19885
$200 million	4.83721
$250 million	6.11068
$300 million	7.29150
$350 million	8.49719
$400 million	9.70287
$450 million	10.90855
$500 million	12.11423
$550 million	13.31991
$600 million	14.52559
$650 million	15.73128
$700 million	16.93696
$750 million	18.14264
$800 million	19.34832
$850 million	20.55400
$900 million	21.75968
$950 million	22.96537
$ 1 billion	24.17104

In the event that after raising gross proceeds of $1 billion, the Company raises additional gross proceeds in a subsequent public offering, each Series B convertible preferred share may be converted into an additional number of common shares based on the additional gross proceeds raised through the date of conversion in a subsequent public offering according to the following formula: (X/50 million) x 1.20568, where X is the additional gross proceeds rounded down to the nearest 50 million.

No additional consideration is due upon the conversion of the Series B convertible preferred shares. The conversion into common shares of the Series B convertible preferred shares will result in dilution of the shareholders’ interests.

Compensation expense related to issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares is probable. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. Although the fair market value cannot be determined at this time, compensation expense if the maximum offering is achieved could range from $0 to in excess of $63 million (assumes $11 per unit fair market value).

Note 6

Subsequent Event

As of April 29, 2004, the Company had sold the minimum offering of 4,761,905 Units at $10.50 per Unit and raised gross proceeds of $50 million. Proceeds net of commissions and marketing expenses were $45 million. On April 29, 2004, the Company filed with the Securities and Exchange Commission its Post- Effective No.1 to its Form S-11 Registration Statement. The Company is continuing its “best-efforts” offering of Units at $11.00 per Unit.

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operation

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such Statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles and competition within the extended-stay hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in the quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission.

Overview

Apple REIT Six, Inc. together with its wholly owned subsidiaries (the “Company”) is a Virginia corporation that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company, which owns no properties and has no operating history, was formed to invest in hotels, residential apartment communities and other selected real estate in selected metropolitan areas in the United States. Initial capitalization occurred on January 20, 2004, when 10 shares of common stock and Series A preferred stock were purchased by Apple Six Advisors, Inc. and 240,000 shares of Series B Preferred shares were purchased by Mr. Glade M. Knight, the Company’s Chairman, Chief Executive Officer and President. The Company’s fiscal year end is December 31. The consolidated financial statements include the accounts of the Company and its subsidiaries Apple Six Hospitality, Apple Six Residential, Apple Six Ventures and Apple Six Hospitality Management. All intercompany accounts and transactions have been eliminated.

Results of Operations (January 20, 2004 through March 31, 2004)

Liquidity and Capital Resources

The Company intends to raise capital through a “best-efforts” offering of shares by David Lerner Associates, Inc. (the “Managing Dealer”), which will receive selling commissions and a marketing expense allowance based on proceeds of the shares sold.

The minimum offering of 4,761,905 Units at $10.50 per Unit was sold as of April 29, 2004, with proceeds net of commissions and marketing expenses totaling $45 million. The Company is continuing its offering at $11.00 per Unit.

Each Unit consists of one common share and one Series A preferred share. The Series A preferred shares will have no voting rights, no conversion rights and no distribution rights. The only right associated with the Series A preferred shares will be a priority distribution upon the sale of the Company’s assets. The priority would be equal to $11.00 per Series A preferred share, and no more, before any distributions are made to the holders of any other shares. The Series A preferred shares will not be separately tradable from the common shares to which they relate.

During the period ending March 31, 2004, the Company incurred $255,727 of offering costs which are reflected in prepaid expense on the Company’s balance sheet. Upon closing the minimum offering, the offering costs will reduce the proceeds recorded in shareholders’ equity.

Line of Credit

The Company has obtained an unsecured line of credit in a principal amount of $400,000 to fund some of its offering expenses. The lender is Wachovia Bank, N.A. The line of credit bears interest at the bank’s prime rate. Interest is payable monthly. Glade M. Knight, the Company’s chairman, chief executive officer and president, has guaranteed repayment of the line of credit. Mr. Knight will not receive any consideration in exchange for providing this guarantee. The maturity date of the line of credit is July 25, 2004. The Company may prepay the line of credit without premium or penalty. As of March 31, 2004, the outstanding balance was $400,000.

Related Party Transactions

Subsequent to March 31, 2004, the Company entered into a Property Acquisition and Disposition Agreement with Apple Six Realty Group, Inc. (“ASRG”), to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses will be payable for these services.

Subsequent to March 31, 2004, the Company entered into an advisory agreement with Apple Six Advisors, Inc. (“ASA”) to provide management of the Company and its assets. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company in addition to certain reimbursable expenses will be payable for these services.

ASRG and ASA are 100% owned by Glade M. Knight, Chairman and President of the Company.

Mr. Knight is also Chairman and Chief Executive Officer of Apple Hospitality Two, Inc. and Apple Hospitality Five, Inc.

Series B Convertible Preferred Stock

The Company has authorized 240,000 shares of Series B convertible preferred stock. The Company has issued 240,000 Series B convertible preferred shares to Glade M. Knight, chairman, chief executive officer and president of the Company, in exchange for the payment by him of $0.10 per Series B convertible preferred share, or an aggregate of $24,000. The Series B convertible preferred shares are convertible into common shares pursuant to the formula and on the terms and conditions set forth below.

There are no dividends payable on the Series B convertible preferred shares. Holders of more than two-thirds of the Series B convertible preferred shares must approve any proposed amendment to the articles of incorporation that would adversely affect the Series B convertible preferred shares.

Upon the Company’s liquidation, the holder of the Series B convertible preferred shares is entitled to a priority liquidation payment before any distribution of liquidation proceeds to the holders of the common shares. However, the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11 per number of common shares each Series B convertible preferred share would be convertible into according to the formula described below. In the event that the liquidation of the Company’s assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis.

Each holder of outstanding Series B convertible preferred shares shall have the right to convert any of such shares into Common Shares of the Company upon and for 180 days following the occurrence of any of the following events:

(1) substantially all of the Company’s assets, stock or business is sold or transferred through exchange, merger, consolidation, lease, share exchange, sale or otherwise, other than a sale of assets in liquidation, dissolution or winding up of the Company;

(2) the termination or expiration without renewal of the advisory agreement, or if the Company ceases to use Apple Six Realty to provide property acquisition and disposition services; or

(3) the Company’s common shares are listed on any securities exchange or quotation system or in any established market.

Upon the occurrence of any conversion event, each Series B convertible preferred share may be converted into a number of common shares based upon the gross proceeds raised through the date of conversion in the $1 billion offering made by this prospectus according to the following table:

Gross Proceeds Raised from Sales of Units through Date of Conversion	Number of Common Shares through Conversion of One Series B Convertible Preferred Share
$ 50 million	0.92321
$100 million	1.83239
$150 million	3.19885
$200 million	4.83721
$250 million	6.11068
$300 million	7.29150
$350 million	8.49719
$400 million	9.70287
$450 million	10.90855
$500 million	12.11423
$550 million	13.31991
$600 million	14.52559
$650 million	15.73128
$700 million	16.93696
$750 million	18.14264
$800 million	19.34832
$850 million	20.55400
$900 million	21.75968
$950 million	22.96537
$ 1 billion	24.17104

In the event that after raising gross proceeds of $1 billion, the Company raises additional gross proceeds in a subsequent public offering, each Series B convertible preferred share may be converted into an additional number of common shares based on the additional gross proceeds raised through the date of conversion in a subsequent public offering according to the following formula: (X/50 million) x 1.20568, where X is the additional gross proceeds rounded down to the nearest 50 million.

No additional consideration is due upon the conversion of the Series B convertible preferred shares. The conversion into common shares of the Series B convertible preferred shares will result in dilution of the shareholders’ interests.

Compensation expense related to issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares is probable. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. Although the fair market value cannot be determined at this time, compensation expense if the maximum offering is achieved could range from $0 to in excess of $63 million (assumes $11 per unit fair market value).

Item 3	Quantitative and Qualitative Disclosure About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of March 31, 2004, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to changes in short term money market rates as it invests the proceeds from its sale of Units pending use in acquisitions. Based on the Company’s cash invested and short term borrowings at March 31, 2004, of $262,396 and $400,000, respectively, every 100 basis points change in interest rates will impact the Company’s annual net income by approximately $2,600 and $4,000, respectively, all other factors remaining the same. Cash invested pending acquisitions will vary substantially during the coming year based on the amount of proceeds raised and the timing of acquisitions.

Item 4	Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Chief Accounting Officer have concluded that the Company’s disclosure controls and procedures are effective and that there have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Since that evaluation process was completed, there have been no significant changes in internal controls or in other factors that could significantly affect these controls.

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

Exhibit Number	Description

1.1	Agency Agreement between Apple REIT Six, Inc. and David Lerner Associates, Inc. dated April 23, 2004 (FILED HEREWITH).

1.2	Escrow Agreement among David Lerner Associates, Inc., Apple REIT Six, Inc. and Wachovia Bank, National Association dated as of April 20, 2004 (FILED HEREWITH).

3.1	Articles of Incorporation, as amended, of Apple REIT Six, Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-11 (SEC File No. 333-112169) effective April 23, 2004).

3.2	Bylaws of Apple REIT Six, Inc. (Incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-112169) effective April 23, 2004).

10.1	Advisory Agreement between the Registrant and Apple Six Advisors, Inc., dated as of April 23, 2004 (FILED HEREWITH).

10.2	Property Acquisition/Disposition Agreement between the Registrant and Apple Six Realty Group, Inc., dated as of April 23, 2004 (FILED HEREWITH).

10.3	Apple REIT Six, Inc. 2004 Incentive Plan effective May 3, 2004 (FILED HEREWITH).

10.4	Apple REIT Six, Inc. 2004 Non-Employee Directors Stock Option Plan effective May 3, 2004 (FILED HEREWITH).

31.1	Certification of the registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

31.2	Certification of the Company’s Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Action of 2002 (FILED HEREWITH).

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

32.2	Certification of the Company’s Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Action of 2002 (FILED HEREWITH).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple REIT Six, Inc.

By:	/s/ Glade M. Knight	Date:	May 13, 2004

Glade M. Knight, Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

By:	/s/ Bryan Peery	Date:	May 13, 2004

Bryan Peery, Chief Accounting Officer (Principal Financial and Principal Accounting Officer)