Form 10-Q
period 2004-06-30
APPLE REIT SIX INC
filed 2004-08-04
CIK 1277151

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 333-112169

APPLE REIT SIX, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	20-0620523
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10 SOUTH THIRD STREET RICHMOND, VIRGINIA	23219
(Address of principal executive offices)	(Zip Code)

(804) 344-8121

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act). Yes ☐ No ☒

At August 4, 2004, there were 14,888,509 outstanding shares of common stock, no par value, of the registrant.

APPLE REIT SIX, INC.

FORM 10-Q

INDEX

		Page Number
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets - June 30, 2004 and January 20, 2004 (initial capitalization)	3

	Consolidated Statement of Operations - For the period January 20, 2004 (initial capitalization) Through June 30, 2004 and Three Months Ending June 30, 2004	4

	Consolidated Statement of Cash Flows - For the period January 20, 2004 (initial capitalization) Through June 30, 2004	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Controls and Procedures	19

PART II.	OTHER INFORMATION:

Item 1.	Legal Proceedings (not applicable)

Item 2.	Changes in Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities (not applicable)

Item 4.	Submission of Matters to a Vote of Security Holders (not applicable)

Item 5.	Other Information (not applicable)

Item 6.	Exhibits and Reports on Form 8-K	21

Signatures		24

Certifications

Apple REIT Six, Inc.

Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	June 30, 2004	January 20, 2004 (initial capitalization)
Assets
Investment in properties, net of accumulated depreciation of $83	$24,003	$—
Cash and cash equivalents	89,686	24
Restricted cash-furniture, fixtures and equipment escrow	275	—
Due from third party manager, net	222	—
Other assets	626	—

Total Assets	$114,812	$24

Liabilities
Accounts payable and accrued expenses	$13	$—

Total Liabilities	13	—
Shareholders’ Equity
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	—	—
Series A preferred stock, no par value, authorized 200,000,000 shares; issued and outstanding 11,963,473 and 10 shares, respectively	—	—
Series B preferred convertible stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares, respectively	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 11,963,473 and 10 shares, respectively	115,609	—
Distributions greater than net income	(834)	—

Total Shareholders’ Equity	114,799	24

Total Liabilities and Shareholders’ Equity	$114,812	$24

See notes to consolidated financial statements.

Apple REIT Six, Inc.

Consolidated Statement of Operations (unaudited)

(in thousands, except share data)

	Three months ended June 30, 2004	For the period January 20, 2004 (initial capitalization) through June 30, 2004
Revenue
Suite revenue	$406	$406
Other revenue	21	21

Total revenue	428	428
Expenses
Hotel operating expenses	95	95
Hotel administrative expenses	35	35
Sales and marketing	30	30
Utilities	16	16
Repair and maintenance	17	17
Management fees	27	27
Taxes, insurance and other	27	27
General and administrative	135	138
Depreciation	83	83

Total expenses	463	466

Operating loss	(35)	(38)
Interest income	77	77
Interest expense	(2)	(5)

Net income	$40	$34

Basic and diluted net income per common share	$0.01	$0.01

Weighted average shares outstanding	5,779	3,251
Distributions paid per common share	$0.11	$0.11

See notes to consolidated financial statements.

Apple REIT Six, Inc.

Consolidated Statement of Cash Flows (unaudited)

(in thousands)

For the period January 20, 2004 (initial capitalization) through June 30, 2004
Cash flow from operating activities:
Net income	$34
Adjustments to reconcile net income to cash used in operating activities:
Depreciation	83
Due from third party manager	(222)
Other assets and liabilities	(380)

Net cash used in operating activities	(485)
Cash flow from investing activities:
Increase in cash restricted for capital improvements	(275)
Cash paid for future acquisitions	(234)
Net cash paid for acquisitions	(24,086)

Net cash used in investing activities	(24,595)
Cash flow from financing activities
Cash paid for offering costs	(13,608)
Proceeds from the issuance of common stock	129,217
Cash distributions paid to common shareholders	(867)

Net cash provided by financing activities	114,742
Increase in cash and cash equivalents	89,662
Cash and cash equivalents, beginning of period	24

Cash and cash equivalents, end of period	$89,686

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financials should be read in conjunction with the Company’s audited financial statements included in its registration statement filed with the Securities and Exchange Commission. Operating results for the period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the period ending December 31, 2004.

General Information and Summary of Significant Accounting Policies

Organization

Apple REIT Six, Inc. together with its wholly owned subsidiaries (the “Company”) is a Virginia corporation that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company, began operations and acquired its first hotel on May 28, 2004, was formed to invest in hotels, residential apartment communities and other selected real estate in selected metropolitan areas in the United States. Initial capitalization occurred on January 20, 2004, when 10 shares of common stock and Series A preferred stock were purchased by Apple Six Advisors, Inc. and 240,000 shares of Series B Preferred shares were purchased by Mr. Glade M. Knight. The Company’s fiscal year end is December 31. The consolidated financial statements include the accounts of the Company and its direct or indirect subsidiaries Apple Six Hospitality, Apple Six Residential, Apple Six Ventures and Apple Six Hospitality Management. All intercompany accounts and transactions have been eliminated.

Offering Costs

The Company is raising capital through a “best-efforts” offering of Units by David Lerner Associates, Inc., which receives selling commissions and a marketing expense allowance based on proceeds of the shares sold.

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

From the Company’s initial capitalization on January 20, 2004 through June 30, 2004, the Company incurred costs of approximately $13.6 million related to its offering. These costs are reflected as a reduction to shareholders’ equity. As of June 30, 2004, the Company has closed on a total of 11,963,473 Units, representing net proceeds of approximately $115,608,978.

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

Stock Incentive Plans

As the exercise price of the Company’s stock options equals the market price of the underlying stock, the Company has not recognized any stock compensation expenses associated with its stock options during the period from initial capitalization through June 30, 2004.

Revenue Recognition

Revenue is recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services.

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

The Company has established Apple Six Hospitality Management, Inc. as a 100% owned taxable REIT subsidiary (“TRS”). The TRS leases all hotels from the Company and is subject to income tax at regular corporate rates on any income that it earns. No income tax expense has been recorded for the period January 20, 2004 through June 30, 2004.

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

Note 2

Summary of Acquisitions

Effective May 28, 2004, the Company closed on the purchase of a Springhill Suites by Marriott hotel in Ft. Worth, Texas, which contains 145 suites, and began operations in May 2004. The hotel offers one and two room suites with the amenities generally offered by upscale extended-stay hotels. The gross purchase price of the hotel was $13.3 million, all cash.

Effective June 8, 2004, the Company closed on the purchase of a Courtyard by Marriott hotel in Myrtle Beach, South Carolina, which contains 135 suites and was in operation when acquired. The hotel offers one and two room suites with the amenities generally offered by upscale extended-stay hotels. The gross purchase price of the hotel was $9.2 million, all cash.

The aggregate gross purchase price of $22.5 million for these hotels was funded by the Company’s ongoing offering of units. The Company leased all of its hotels to its wholly-owned taxable REIT subsidiary under master hotel lease agreements. No goodwill or intangible assets were recorded in connection with any of the acquisitions.

The Company also used the proceeds of its ongoing offering to pay 2% of the aggregate gross purchase price for these hotels, which equals $450,800, as a brokerage commission to Apple Six Realty Group, Inc. (“ASRG”). This entity is owned by Glade M. Knight, who is one of the Company’s directors and its Chief Executive Officer. These costs have been capitalized to investment in properties.

Note 3

Line of Credit

During the first quarter of 2004, the Company obtained an unsecured line of credit in a principal amount of $400,000 to fund some of its offering expenses. The lender was Wachovia Bank, N.A. On May 13, 2004, the line of credit was repaid in full and was extinguished.

Note 4

Related Parties

The Company is party to a property acquisition and disposition agreement with ASRG, pursuant to which ASRG serves as real estate advisor in connection with the Company’s acquisition and disposition of real estate assets. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is payable for these services. As of June 30, 2004, $450,800 was paid to ASRG relating to the Company’s recent acquisitions.

The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“ASA”), pursuant to which ASA provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company in addition to certain reimbursable expenses is payable for these services. ASA in turn reimburses Apple Hospitality Two for costs associated with providing these services. As of June 30, 2004, $100,000 had been expensed under this agreement.

Glade M. Knight is Chairman and CEO of ASRG, Cornerstone Realty Investment Trust, Apple Hospitality Two, Apple Hospitality Five, and ASA.

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

(2) the termination or expiration without renewal of the advisory agreement, or if the Company ceases to use ASRG to provide property acquisition and disposition services; or

(3) the Company’s common shares are listed on any securities exchange or quotation system or in any established market.

Upon the occurrence of any conversion event, each Series B convertible preferred share may be converted into a number of common shares based upon the gross proceeds raised through the date of conversion in the $1 billion offering made by this prospectus according to the following table:

Gross Proceeds Raised from Sales of Units through Date of Conversion	Number of Common Shares through Conversion of One Series B Convertible Preferred Share
$100 million	1.83239
$150 million	3.19885
$200 million	4.83721
$250 million	6.11068
$300 million	7.29150
$350 million	8.49719
$400 million	9.70287
$450 million	10.90855
$500 million	12.11423
$550 million	13.31991
$600 million	14.52559
$650 million	15.73128
$700 million	16.93696
$750 million	18.14264
$800 million	19.34832
$850 million	20.55400
$900 million	21.75968
$950 million	22.96537
$1 billion	24.17104

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

Note 6

Management Agreements

The Company’s Marriott brand hotels are subject to management agreements under which Marriott or its affiliates (the “Manager”) manages the hotels and provides the Company access to Marriott’s intellectual property and proprietary sales and reservation system, generally for an initial term of 30 years with renewal terms at the option of the Company or the Manager of up to 3 additional 10 year terms. The agreements generally provide for payment of base management fees, which are calculated annually and are a percentage of sales, incentive management fees over a priority return (as defined in the management agreements), system fees, marketing fees and chain services. Additionally, these agreements have termination provisions for the Company if certain operating results are not achieved.

Total expenses incurred through June 30, 2004 for management fees and franchise fees were $26,537. These expenses are included in management fees in the consolidated statements of operation.

Note 7

Pro Forma Information

The following unaudited pro forma information for the six months ended June 30, 2004, is presented as if the acquisitions of the 2 hotels occurred on January 1, 2004. The pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions, in fact, had occurred on January 1, 2004, nor does it purport to represent the results of operations for future periods.

For the period January 20, 2004 through June 30, 2004
(in thousands, except per share data)
Hotel revenues	$1,378
Net income	$84
Net income per share-basic and diluted	$0.03

The pro forma information reflects adjustments for actual revenues and expenses of the 2 hotels acquired as of June 30, 2004 for the respective period in 2004 prior to acquisition by the Company. Net income has been adjusted as follows: (1) depreciation has been adjusted based on the Company’s basis in the hotels; (2) advisory expenses have been adjusted based on the Company’s contractual arrangements; (3) common stock raised during 2004 to purchase these hotels has been adjusted to reflect issuances as of January 20, 2004.

Note 8

Subsequent Events

In July 2004, the Company paid $441,783 or $.073 per share, in a distribution to its common shareholders.

In July 2004, the Company acquired the Redmond Marriott Town Center in Redmond, Washington for a gross purchase price of $64 million, all cash. The hotel contains a total of 262 rooms, of which 4 are suites, and offers amenities generally offered by upscale full-service hotels.

In July 2004, the Company closed on an additional 2,925,036 shares, representing gross proceeds of $32,175,401 and proceeds net of selling and marketing costs of $28,957,861.

Note 9

Industry Segments

As of June 30, 2004, the Company owned two extended-stay hotels that generate rental and other property related income. The Company separately evaluates the performance of each of its hotel properties. However, because each of the hotel properties has similar economic characteristics, facilities, and services, the properties have been aggregated into a single segment. All segment disclosure is included in or can be derived from the Company’s consolidated financial statements.

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

Overview

Apple REIT Six, Inc. (together with its wholly owned subsidiaries, the “Company”), is a Virginia corporation that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company, which owns two properties and has a limited operating history, was formed to invest in hotels, residential apartment communities and other selected real estate in selected metropolitan areas in the United States. Initial capitalization occurred on January 20, 2004, when 10 shares of common stock and Series A preferred stock were purchased by Apple Six Advisors, Inc. and 240,000 shares of Series B Preferred shares were purchased by Mr. Glade M. Knight, the Company’s Chairman, Chief Executive Officer and President. The Company’s fiscal year end is December 31. The consolidated financial statements include the accounts of the Company and its direct or indirect subsidiaries Apple Six Hospitality, Apple Six Residential, Apple Six Ventures and Apple Six Hospitality Management. All intercompany accounts and transactions have been eliminated. The performance of the Company’s hotels can be influenced by many factors, including local hotel competition, local and national economic conditions and the performance of the individual managers assigned to its hotels. In evaluating financial condition and operating performance, the most important matters on which the Company focuses are revenue measurements, such as average occupancy, average daily rate and revenue per available room, and expenses, such as hotel operating expenses, general and administrative and other expenses described below.

Hotels Owned

The Company commenced operations in May 2004 upon the purchase of its first hotel property. As of June 30, 2004, the Company owned a total of 2 hotel properties, with a total of 280 suites.

The following table summarizes the locations of and number of suites for the 2 hotels the Company owned at June 30, 2004:

City	State	Franchise/Brand	Date Acquired	# of Suites
Fort Worth	Texas	Springhill Suites®	May 2004	145
Myrtle Beach	South Carolina	Courtyard®	June 2004	135

				280

The purchase price for all of the hotels was funded by the Company’s ongoing best efforts offering of Units. The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary under hotel lease agreements. The Company also used the proceeds of its offering to pay $450,800, approximately 2% of the gross purchase price for these hotels, as a commission to Apple Six Realty Group, Inc. (“ASRG”), 100% owned by Glade M. Knight, the Company’s Chairman and Chief Operating Officer.

No goodwill or intangible assets were recorded in connection with any of the acquisitions.

Management Agreements

The Company’s Marriott brand hotels are subject to management agreements under which Marriott or its affiliates (the “Manager”) manages the hotels and provides the Company access to Marriott’s intellectual property and proprietary sales and reservation system, generally for an initial term of 30 years with renewal terms at the option of the Company or the Manager of up to 3 additional 10 year terms. The agreements generally provide for payment of base management fees, which are calculated annually and are a percentage of sales, incentive management fees over a priority return (as defined in the management agreements), system fees, marketing fees and chain services. Additionally, these agreements have termination provisions for the Company if certain operating results are not achieved.

Total expenses incurred during the through June 30, 2004 for management fees and franchise fees were $26,537. These expenses are included in management fees in the consolidated statements of operation.

Results of Operations

Since operations commenced on May 28, 2004, with the Company’s first acquisition, a comparison to prior year results is not possible. In general, the performance of the Company’s hotels have met expectations for the short period held. Hotel performance is impacted by many factors including local hotel competition and local and national economic conditions in the United States. As a result, there can be no assurance that the Company’s operating performance will continue to meet expectations.

Revenues

The Company’s principal source of revenue is hotel suites revenue and related other revenue. Hotel operations included were for the 2 hotels acquired through June 30, 2004 and the respective periods owned. For the period from January 20, 2004 (initial capitalization) through June 30, 2004, the Company had suite revenue and other revenue of $406,496 and $21,389, respectively.

For the period acquired through June 30, 2004, the hotels achieved average occupancy of 59.9%, ADR of $97.50 and RevPAR of $58.32. ADR, or average daily rate, is calculated as room revenue divided by the number of rooms sold, and RevPAR, or revenue per available room, is calculated as occupancy multiplied by ADR.

For the period from January 20, 2004 (initial capitalization) through June 30, 2004, the Company had interest income of $76,809. Interest income represents earnings on excess cash invested in short term money market instruments.

Expenses

For the period from January 20, 2004 (initial capitalization) through June 30, 2004, hotel direct expenses of the hotels totaled $218,724 or 54% of suite revenue. This expense as a percentage of sales is expected to decline as revenue ramps up for newly acquired properties.

Taxes, insurance, and other expense for the period from January 20, 2004 (initial capitalization) through June 30, 2004 was $26,982 or 7% of suite revenue.

General and administrative expense for the period from January 20, 2004 (initial capitalization) through June 30, 2004 was $137,545 or 34% of suite revenue. The Company anticipates this percentage to continue to decrease as its asset base grows.

Depreciation expense for the period from January 20, 2004 (initial capitalization) through June 30, 2004 was $82,830. This amount represents depreciation expense of its 2 hotels and related personal property for the respective periods owned.

Liquidity and Capital Resources

The Company is raising capital through a “best-efforts” offering of Units by David Lerner Associates, Inc. (the “Managing Dealer”), which receives selling commissions and a marketing expense allowance based on proceeds of the shares sold.

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

From the Company’s initial capitalization on January 20, 2004 through June 30, 2004, the Company incurred costs of approximately $13,608,272 related to its offering. These costs are reflected as a reduction to shareholders’ equity. As of June 30, 2004, the Company has closed on a total of 11,963,473 Units, representing gross proceeds and proceeds net of selling and marketing fees of approximately $129,217,250 and $115,608,978, respectively.

Through June 30, 2004, the Company had paid dividends totaling approximately $867,000 or $0.11 per share. As the Company did not acquire its first hotel until May 28, 2004, substantially the entire dividend was a return of capital. The Company intends to continue paying dividends on a monthly basis at an annual rate of 8%; however, since there can be no assurance of the Company’s ability to acquire properties that provide income at this level, there can be no assurance as to the classification or duration of the dividend at this rate.

The Company intends to acquire real estate properties with its available cash. Although the Company is currently performing due diligence on several possible acquisitions, the timing of finding suitable properties is dependant upon many external factors and there can be no assurances as to the length of time to utilize all proceeds of its best-efforts offering for investment in Real Estate. The Company’s proceeds raised and not invested in Real Estate are held as cash or cash equivalents.

Related Party Transactions

The Company is party to a property acquisition and disposition agreement with ASRG, pursuant to which ASRG serves as real estate advisor in connection with the Company’s acquisition and disposition of real estate assets. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is payable for these services. As of June 30, 2004, $450,800 was paid to ASRG relating to the Company’s recent acquisitions.

The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“ASA”), pursuant to which ASA provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company in addition to certain reimbursable expenses is payable for these services. ASA in turn reimburses Apple Hospitality Two for costs associated with providing these services. As of June 30, 2004, $100,000 had been expensed under this agreement.

Glade M. Knight is Chairman and CEO of ASRG, Cornerstone Realty Investment Trust, Apple Hospitality Two, Apple Hospitality Five, and ASA.

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

(2) the termination or expiration without renewal of the advisory agreement, or if the Company ceases to use ASRG to provide property acquisition and disposition services; or

(3) the Company’s common shares are listed on any securities exchange or quotation system or in any established market.

Upon the occurrence of any conversion event, each Series B convertible preferred share may be converted into a number of common shares based upon the gross proceeds raised through the date of conversion in the $1 billion offering made by this prospectus according to the following table:

Gross Proceeds Raised from Sales of Units through Date of Conversion	Number of Common Shares through Conversion of One Series B Convertible Preferred Share
$100 million	1.83239
$150 million	3.19885
$200 million	4.83721
$250 million	6.11068
$300 million	7.29150
$350 million	8.49719
$400 million	9.70287
$450 million	10.90855
$500 million	12.11423
$550 million	13.31991
$600 million	14.52559
$650 million	15.73128
$700 million	16.93696
$750 million	18.14264
$800 million	19.34832
$850 million	20.55400
$900 million	21.75968
$950 million	22.96537
$1 billion	24.17104

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

Subsequent Events

In July 2004, the Company paid $441,783 or $.073 per share, in a distribution to its common shareholders.

In July 2004, the Company acquired the Redmond Marriott Town Center in Redmond, Washington for a gross purchase price of $64 million. The hotel contains a total of 262 rooms, of which 4 are suites, and offers amenities generally offered by upscale full-service hotels.

In July 2004, the Company closed on an additional 2,925,036 shares, representing gross proceeds of $32,175,401 and proceeds net of selling and marketing costs of $28,957,861.

Impact of Inflation

Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. Currently the Company is not experiencing any material impact from inflation.

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at its hotels may cause quarterly fluctuations in its revenues. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand to make distributions.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of June 30, 2004, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to changes in short term money market rates as it invests the proceeds from its sale of Units pending use in acquisitions. Based on the Company’s cash invested at June 30, 2004, of $89,686,486, every 100 basis points change in interest rates will impact the Company’s annual net income by approximately $896,865, all other factors remaining the same. Cash invested pending acquisitions will vary substantially during the coming year based on the amount of proceeds raised and the timing of acquisitions.

Item 4.	Controls and Procedures

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

PART II. OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds

The following tables set forth information concerning the Offering and the use of proceeds from the Offering as of June 30, 2004:

Units Registered:

	4,761,905	Units	$10.50 per Unit	$50,000,000
	86,363,636	Units	$11 per Unit	950,000,000

Totals:	91,125,541	Units		$1,000,000,000

Units Sold:

	4,761,905	Units	$10.50 per Unit	$50,000,000
	7,201,568	Units	$11 per Unit	79,217,140

Totals:	11,963,473	Units		$129,217,140

Expenses of Issuance and Distribution of Units

1. Underwriting discounts and commission	$12,921,714
2. Expenses of underwriters	—
3. Direct or indirect payments to directors or officers of the Company or their associates, to ten percent shareholders, or to affiliates of the Company	—
4. Fees and expenses of third parties	686,558

Total Expenses of Issuance and Distribution of Common Shares	$13,608,272

Net Proceeds to the Company	$115,608,868

1. Purchase of real estate (including repayment of indebtedness incurred to purchase real estate)	$24,086,006
2. Interest on indebtedness	—
3. Working capital	91,072,062
4. Fees to the following (all affiliates of officers of the Company):	—
Apple Suites Realty Group, Inc.	450,800
5. Fees and expenses of third parties:
a. Legal	—
b. Accounting	—
6. Other	—

Total of Application of Net Proceeds to the Company	$115,608,868

Item 6.	Exhibits and Reports on Form 8-K

Exhibit Number	Description
1.1	Agency agreement between the Registrant and David Lerner Associates, Inc. with form of selected Dealer Agreement attached as Exhibit A thereto. (Incorporated by reference to Exhibit 1.1 to the registrant’s quarterly report on Form 10-Q (SEC file No. 333-112169) filed May 13, 2004)

1.2	Form of Escrow Agreement. (Incorporated by reference to Exhibit 1.2 to the registrant’s quarterly report on Form 10-Q (SEC File No. 333-112169) filed May 13, 2004)

3.1	Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-11 (SEC File No. 333-112169) effective April 23, 2004)

3.2	Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-112169) effective April 23, 2004)

5.1	Opinion of McGuireWoods LLP as to the legality of the securities being registered. (Incorporated by reference to Exhibit 5.1 to the registrant’s registration statement on Form S-11 (SEC File No. 333-112169) effective April 23, 2004)

8.1	Opinion of McGuireWoods LLP as to certain tax matters. (Incorporated by reference to Exhibit 8.1 to the registrant’s registration statement on Form S-11 (SEC File No. 333-112169) effective April 23, 2004)

10.1	Management Agreement dated as of May 28, 2004 between Springhill SMC Corporation and Apple Six Services, L.P. (Incorporated by reference to Exhibit 10.1 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement o Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

10.2	Owner Agreement dated as of May 28, 2004 among Apple Six Hospitality Texas, L.P., Apple Six Services, L.P. and Springhill SMC Corporation (Incorporated by reference to Exhibit 10.2 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement o Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

10.3	Hotel Lease Agreement dated as of May 28, 2004 between Apple Six Hospitality Texas, L.P. and Apple Six Services, L.P. regarding the Fort Worth, Texas – Spring Hill Suites hotel (Incorporated by reference to Exhibit 10.3 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement o Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

10.4	Management Agreement dated as of June 8, 2004 between Courtyard Management Corporation and Apple Six Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.4 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement o Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

10.5	Owner Agreement dated as of June 8, 2004, but effective as of June 19, 2004, among Apple Six Hospitality, Inc., Apple Six Hospitality Management, Inc. and Courtyard Management Corporation (Incorporated by reference to Exhibit 10.5 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement o Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

10.6	Schedule of information for substantially identical Hotel Lease Agreement dated as of June 8, 2004 between Apple Six Hospitality, Inc. and Apple Six Hospitality Management, Inc. regarding the Myrtle Beach, South Carolina hotel (Incorporated by reference to Exhibit 10.6 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement o Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

10.7	Management Agreement dated as of July 22, 2002 between Marriott International, Inc. and Redmar Property, L.P., as assigned by Consent, Assignment and Assumption and Amendment of Management Agreement dated as of July 6, 2004, but effective June 12, 2004, among Marriott International, Inc., Redmar Property, L.P., Apple Six Hospitality Management, Inc. and Apple Six Hospitality, Inc. regarding the Redmond, Washington hotel (Incorporated by reference to Exhibit 10.7 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement o Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

10.8	Owner Agreement dated as of July 6, 2004, but effective as of June 12, 2004, among apple Six Hospitality Management, Inc., Apple Six Hospitality, Inc. and Marriott International, Inc. (Incorporated by reference to Exhibit 10.8 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement o Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

10.9	Hotel Lease Agreement dated as of June 12, 2004 between Apple Six Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.9 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement o Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

10.10	Advisory Agreement between the Registrant and Apple Six Advisors, Inc. (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q (SEC File No. 333-112169) filed May 13, 2004)

10.11	Property Acquisition/Disposition Agreement between the Registrant and Apple Six Realty Group, Inc. (Incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q (SEC File NO. 333-112169) filed May 13, 2004)

10.12	Apple REIT Six, Inc. 2004 Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q (SEC File No. 333-112169) filed May 13, 2004)

10.13	Apple REIT Six, Inc. 2004 Non-Employee Directors Stock Option Plan. (Incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q (SEC File No. 333-112169) filed May 13, 2004)

31.1	Certification of the registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Action of 2002 (FILED HEREWITH).

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Action of 2002 (FILED HEREWITH).

Reports on Form 8-K

(1)	On June 14, 2004, the Company filed a current report on Form 8-K, reporting under Items 2 and 7 reporting the acquisitions of the Springhill Suites by Marriott Fort Worth, Texas and the Courtyard by Marriott Myrtle Beach, South Carolina.

(2)	On July 21, 2004, the Company filed a current report on Form 8-K reporting under Items 2 and 7 reporting the acquisition of the Marriott hotel in Redmond, Washington.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple REIT Six, Inc.

By:	/s/ Glade M. Knight	Date: August 4, 2004
Glade M. Knight, Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

By:	/s/ Bryan Peery	Date: August 4, 2004
Bryan Peery, Chief Accounting Officer (Principal Financial and Principal Accounting Officer)