Form 10-Q
period 2004-09-30
APPLE REIT SIX INC
filed 2004-11-04
CIK 1277151

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File Number 333-112169

APPLE REIT SIX, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	20-0620523
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

814 EAST MAIN STREET RICHMOND, VIRGINIA	23219
(Address of principal executive offices)	(Zip Code)

(804) 344-8121

(Registrant’s telephone number, including area code)

FORMER ADDRESS: 10 SOUTH THIRD STREET, RICHMOND, VA 23219

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

At October 31, 2004, there were 23,560,883 outstanding shares of common stock, no par value, of the registrant.

APPLE REIT SIX, INC.

FORM 10-Q

INDEX

Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets - September 30, 2004 and January 20, 2004 (initial capitalization)	3

Consolidated Statements of Operations - For the period January 20, 2004 (initial capitalization) Through September 30, 2004 and Three Months Ending September 30, 2004	4

Consolidated Statement of Cash Flows - For the period January 20, 2004 (initial capitalization) Through September 30, 2004	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures about Market Risk	19

Item 4. Controls and Procedures	19

PART II. OTHER INFORMATION:

Item 1. Legal Proceedings (not applicable)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities (not applicable)

Item 4. Submission of Matters to a Vote of Security Holders (not applicable)

Item 5. Other Information (not applicable)

Item 6. Exhibits	21

Signatures	23

Certifications

Apple REIT Six, Inc.

Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	September 30, 2004	January 20, 2004 (initial capitalization)
Assets

Investment in properties, net of accumulated depreciation of $675	$89,332	$—
Cash and cash equivalents	102,565	24
Restricted cash-furniture, fixtures and equipment escrow	350	—
Due from third party manager, net	576	—
Other assets	3,429	—

Total Assets	$196,252	$24

Liabilities

Accounts payable and accrued expenses	$168	$—

Total Liabilities	168	—

Shareholders’ Equity

Preferred stock, authorized 15,000,000 shares; none issued and outstanding	—	—
Series A preferred stock, no par value, authorized 200,000,000 shares; issued and outstanding 20,459,702 and 10 shares, respectively	—	—
Series B preferred convertible stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares, respectively	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 20,459,702 and 10 shares, respectively	199,699	—
Distributions greater than net income	(3,639)	—

Total Shareholders’ Equity	196,084	24

Total Liabilities and Shareholders’ Equity	$196,252	$24

See notes to consolidated financial statements.

Apple REIT Six, Inc.

Consolidated Statements of Operations (unaudited)

(in thousands, except share data)

	Three months ended September 30, 2004	For the period January 20, 2004 (initial capitalization) through September 30, 2004
Revenue
Suite revenue	$4,431	$4,837
Other revenue	697	718

Total revenue	5,128	5,555
Expenses

Hotel operating expenses	2,104	2,199
Hotel administrative expenses	590	625
Sales and marketing	398	428
Utilities	197	213
Repair and maintenance	209	226
Management fees	189	216
Taxes, insurance and other	184	211
General and administrative	257	395
Depreciation	592	675

Total expenses	4,720	5,188

Operating income	408	367

Interest income	166	243
Interest expense	(100)	(105)

Net income	$474	$505

Basic and diluted net income per common share	$0.03	$0.07

Weighted average shares outstanding	15,528	7,633

Distributions paid per common share	$0.22	$0.33

See notes to consolidated financial statements.

Apple REIT Six, Inc.

Consolidated Statement of Cash Flows (unaudited)

(in thousands)

For the period January 20, 2004 (initial capitalization) through September 30, 2004
Cash flow from operating activities:
Net income	$505
Adjustments to reconcile net income to cash used in operating activities:
Depreciation	675
Changes in operating assets and liabilities, net of amounts acquired / assumed:
Due from third party manager	(344)
Other assets and liabilities	(39)

Net cash provided by operating activities	797

Cash flow from investing activities:
Increase in cash restricted for capital improvements	(95)
Cash paid for future acquisitions	(3,231)
Cash paid for acquisitions of hotels	(89,381)
Cash paid for other assets	(1,104)

Net cash used in investing activities	(93,811)

Cash flow from financing activities:
Cash paid for offering costs	(22,976)
Proceeds from the issuance of common stock	222,675
Cash distributions paid to common shareholders	(4,144)

Net cash provided by financing activities	195,555

Increase in cash and cash equivalents	102,541

Cash and cash equivalents, beginning of period	24

Cash and cash equivalents, end of period	$102,565

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financials should be read in conjunction with the Company’s audited financial statements included in its registration statement filed with the Securities and Exchange Commission. Operating results for the period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the period ending December 31, 2004.

General Information and Summary of Significant Accounting Policies

Organization

Apple REIT Six, Inc. (together with its wholly owned subsidiaries the “Company”), is a Virginia corporation that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company, which began operations and acquired its first hotel on May 28, 2004, was formed to invest in hotels, residential apartment communities and other selected real estate in selected metropolitan areas in the United States. Initial capitalization occurred on January 20, 2004, when 10 shares of common stock and Series A preferred stock were purchased by Apple Six Advisors, Inc. and 240,000 shares of Series B Preferred shares were purchased by Mr. Glade M. Knight. The Company’s fiscal year end is December 31. The consolidated financial statements include the accounts of the Company and its direct or indirect subsidiaries Apple Six Hospitality, Apple Six Residential, Apple Six Ventures and Apple Six Hospitality Management. All intercompany accounts and transactions have been eliminated.

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

From the Company’s initial capitalization on January 20, 2004 through September 30, 2004, the Company incurred costs of approximately $22,976,386 related to its offering. These costs are reflected as a reduction to shareholders’ equity. As of September 30, 2004, the Company has closed on a total of 20,459,702 Units, representing net proceeds of $199,699,381.

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

Stock Incentive Plans

As the exercise price of the Company’s stock options equals the market price of the underlying stock, the Company has not recognized any stock compensation expenses associated with its stock options during the period from initial capitalization through September 30, 2004.

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

The Company has established Apple Six Hospitality Management, Inc. as a 100% owned taxable REIT subsidiary (“TRS”). The TRS leases all hotels from the Company and is subject to income tax at regular corporate rates on any income that it earns. No income tax expense has been recorded for the period January 20, 2004 through September 30, 2004 as the entity has incurred losses. No tax benefit has been recorded since realization is uncertain.

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

Effective July 7, 2004, the Company closed on the purchase of a full service Marriott hotel in Redmond, Washington, which contains 262 rooms, of which 4 are suites, and began operations in June 2004. The hotel offers guest rooms, together with related amenities, that are consistent with its operation as a full service hotel. The gross purchase price of the hotel was $64 million, all cash.

The aggregate gross purchase price of $86.5 million for these hotels was funded by the Company’s ongoing offering of units. The Company leased all of its hotels to its wholly-owned taxable REIT subsidiary under master hotel lease agreements. No goodwill or intangible assets were recorded in connection with any of the acquisitions.

The Company also used the proceeds of its ongoing offering to pay 2% of the aggregate gross purchase price for these hotels, which equals $1,730,800, as a brokerage commission to Apple Six Realty Group, Inc. (“ASRG”). This entity is wholly owned by Glade M. Knight, who is one of the Company’s directors and its Chief Executive Officer. These costs have been capitalized to investment in properties.

Note 3

Line of Credit

During the first quarter of 2004, the Company obtained an unsecured line of credit in a principal amount of $400,000 to fund some of its offering expenses. The lender was Wachovia Bank, N.A. On May 13, 2004, the line of credit was repaid in full and was extinguished.

Note 4

Related Parties

The Company is party to a property acquisition and disposition agreement with ASRG, pursuant to which ASRG serves as real estate advisor in connection with the Company’s acquisition and disposition of real estate assets. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is payable for these services. As of September 30, 2004, $1,730,800 was paid to ASRG relating to the Company’s recent acquisitions.

The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“ASA”), pursuant to which ASA provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. ASA utilizes Apple Hospitality Two, Inc. to provide these services. As of September 30, 2004, $258,402 had been incurred and expensed under this agreement.

Glade M. Knight is Chairman and CEO of ASRG, Cornerstone Realty Investment Trust, Inc., Apple Hospitality Two, Inc., Apple Hospitality Five, Inc., and ASA.

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

Compensation expense related to issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares is probable. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. Although the fair market value cannot be determined at this time, compensation expense if the maximum offering is achieved could range from $0 to in excess of $63 million (assumes $11 per unit fair market value). Based on equity raised through September 30, 2004, if a triggering event had been probable, compensation expense would have ranged from $0 to $12.8 million.

Note 6

Management Agreements

The Company’s Marriott brand hotels are subject to management agreements under which Marriott or its affiliates (the “Manager”) manages the hotels and provides the Company access to Marriott’s intellectual property and proprietary sales and reservation system, generally for an initial term of 30 years with renewal terms at the option of the Company or the Manager of up to 3 additional 10 year terms. The agreements generally provide for payment of base management fees, which are calculated annually and are a percentage of sales, incentive management fees over a priority return (as defined in the management agreements), system fees and marketing fees. Additionally, these agreements have termination provisions for the Company if certain operating results are not achieved.

Total expenses incurred through September 30, 2004 for management fees and franchise fees were $216,250. These expenses are included in management fees in the consolidated statements of operation.

Note 7

Pro Forma Information

The following unaudited pro forma information for the nine months ended September 30, 2004, is presented as if the acquisitions of the 3 hotels occurred on January 1, 2004. The pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions, in fact, had occurred on January 1, 2004, nor does it purport to represent the results of operations for future periods.

For the period January 1, 2004 through September 30, 2004 (in thousands, except per share data)
Hotel revenues	$6,505
Net income	$198
Net income per share-basic and diluted	$0.02

The pro forma information reflects adjustments for actual revenues and expenses of the 3 hotels acquired as of September 30, 2004 for the respective period in 2004 prior to acquisition by the Company. Net income has been adjusted as follows: (1) depreciation has been adjusted based on the Company’s basis in the hotels; (2) advisory expenses have been adjusted based on the Company’s contractual arrangements; (3) common stock raised during 2004 to purchase these hotels has been adjusted to reflect issuances as of January 1, 2004.

Note 8

Subsequent Events

In October 2004, the Company declared and paid $1,500,391 or $.073 per share, in a distribution to its common shareholders.

In October 2004, the Company closed on an additional 3,024,232 shares, representing gross proceeds of $33,266,555 and proceeds net of selling and marketing costs of $29,939,899.

On October 12, 2004, the Company closed on the purchase of 8 hotels, under 8 separate contracts, for an aggregate gross purchase price of $95,600,000. These hotels contain a total of 962 guest rooms or suites. The hotels offer one and two room suites with the amenities generally offered by upscale extended-stay hotels and are located in Alaska, Arizona, California, and Colorado.

As of October 31, 2004, purchase contracts remain in effect for two other hotels (located in Anchorage, Alaska and Foothill Ranch, California) for an aggregate gross purchase price of $18,900,000. These hotels contain a total of 185 guest rooms or suites.

Note 9

Industry Segments

As of September 30, 2004, the Company owned one full service and two extended-stay hotels that generate rental and other property related income. The Company separately evaluates the performance of each of its hotel properties. However, because each of the hotel properties has similar economic characteristics, facilities, and services, the properties have been aggregated into a single segment. All segment disclosure is included in or can be derived from the Company’s consolidated financial statements.

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

Overview

Apple REIT Six, Inc. (together with its wholly owned subsidiaries, the “Company”), is a Virginia corporation that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company, which owns three properties and has a limited operating history, was formed to invest in hotels, residential apartment communities and other selected real estate in selected metropolitan areas in the United States. Initial capitalization occurred on January 20, 2004, when 10 shares of common stock and Series A preferred stock were purchased by Apple Six Advisors, Inc. and 240,000 shares of Series B Preferred shares were purchased by Mr. Glade M. Knight, the Company’s Chairman, Chief Executive Officer and President. The Company’s fiscal year end is December 31. The consolidated financial statements include the accounts of the Company and its direct or indirect subsidiaries Apple Six Hospitality, Apple Six Residential, Apple Six Ventures and Apple Six Hospitality Management. All intercompany accounts and transactions have been eliminated. The performance of the Company’s hotels can be influenced by many factors, including local hotel competition, local and national economic conditions and the performance of the individual managers assigned to its hotels. In evaluating financial condition and operating performance, the most important matters on which the Company focuses are revenue measurements, such as average occupancy, average daily rate and revenue per available room, and expenses, such as hotel operating expenses, general and administrative and other expenses described below.

Hotels Owned

The Company commenced operations in May 2004 upon the purchase of its first hotel property. As of September 30, 2004, the Company owned a total of 3 hotel properties, with a total of 542 rooms or suites.

The following table summarizes the locations of and number of guest rooms and suites for the 3 hotels the Company owned at September 30, 2004:

City	State	Franchise/Brand	Date Acquired	# of Rooms /Suites
Fort Worth	Texas	Springhill Suites®	May 2004	145
Myrtle Beach	South Carolina	Courtyard®	June 2004	135
Redmond	Washington	Marriott®	July 2004	262

				542

The purchase price for all of the hotels was funded by the Company’s ongoing best efforts offering of Units. The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary under hotel lease agreements. The Company also used the proceeds of its offering to pay $1,730,800, approximately 2% of the gross purchase price for these hotels, as a commission to Apple Six Realty Group, Inc. (“ASRG”), 100% owned by Glade M. Knight, the Company’s Chairman and Chief Operating Officer.

No goodwill or intangible assets were recorded in connection with any of the acquisitions.

Management Agreements

The Company’s Marriott brand hotels are subject to management agreements under which Marriott or its affiliates (the “Manager”) manages the hotels and provides the Company access to Marriott’s intellectual property and proprietary sales and reservation system, generally for an initial term of 30 years with renewal terms at the option of the Company or the Manager of up to 3 additional 10 year terms. The agreements generally provide for payment of base management fees, which are calculated annually and are a percentage of sales, incentive management fees over a priority return (as defined in the management agreements), system fees and marketing fees. Additionally, these agreements have termination provisions for the Company if certain operating results are not achieved.

Total expenses incurred during the through September 30, 2004 for management fees and franchise fees were $216,250. These expenses are included in management fees in the consolidated statements of operation.

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

Revenues

The Company’s principal source of revenue is hotel suites revenue and related other revenue. Hotel operations included were for the 3 hotels acquired through September 30, 2004 and the respective periods owned. For the period from January 20, 2004 (initial capitalization) through September 30, 2004, the Company had suite revenue and other revenue of $4,836,935 and $717,633, respectively. For the period acquired through September 30, 2004, the hotels achieved average occupancy of 62%, ADR of $115 and RevPAR of $71. ADR, or average daily rate, is calculated as room revenue divided by the number of rooms sold, and RevPAR, or revenue per available room, is calculated as occupancy multiplied by ADR. RevPAR is expected to increase as newly opened properties gain market share.

For the period from January 20, 2004 (initial capitalization) through September 30, 2004, the Company had interest income of $242,955. Interest income represents earnings on excess cash invested in short term money market instruments.

Expenses

For the period from January 20, 2004 (initial capitalization) through September 30, 2004, hotel direct expenses of the hotels totaled $3,906,878 or 81% of suite revenue. This expense as a percentage of sales is expected to decline as revenue ramps up for newly opened properties.

Taxes, insurance, and other expense for the period from January 20, 2004 (initial capitalization) through September 30, 2004 was $210,526 or 4% of suite revenue.

General and administrative expense for the period from January 20, 2004 (initial capitalization) through September 30, 2004 was $395,330 or 8% of suite revenue. The Company anticipates this percentage to continue to decrease as its asset base grows.

Depreciation expense for the period from January 20, 2004 (initial capitalization) through September 30, 2004 was $674,645. This amount represents depreciation expense of its 3 hotels and related personal property for the respective periods owned.

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

From the Company’s initial capitalization on January 20, 2004 through September 30, 2004, the Company incurred costs of approximately $22,976,386 related to its offering. These costs are reflected as a reduction to shareholders’ equity. As of September 30, 2004, the Company has closed on a total of 20,459,702 Units, representing gross proceeds and proceeds net of selling, marketing fees, and other costs of approximately $222,675,767 and $199,699,381, respectively.

Through September 30, 2004, the Company had paid distributions totaling approximately $4,144,380 or $0.33 per share. As the Company did not acquire its first hotel until May 28, 2004, substantially the entire distribution was a return of capital. The Company intends to continue paying distributions on a monthly basis at an annual rate of 8%; however, since there can be no assurance of the Company’s ability to acquire properties that provide income at this level, there can be no assurance as to the classification or duration of the distributions at this rate.

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

Related Party Transactions

The Company is party to a property acquisition and disposition agreement with ASRG, pursuant to which ASRG serves as real estate advisor in connection with the Company’s acquisition and disposition of real estate assets. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is payable for these services. As of September 30, 2004, $1,730,800 had been paid to ASRG relating to the Company’s recent acquisitions.

The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“ASA”), pursuant to which ASA provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. ASA utilizes Apple Hospitality Two, Inc. to provide these services. As of September 30, 2004, $258,402 had been expensed under this agreement.

Glade M. Knight is Chairman and CEO of ASRG, Cornerstone Realty Investment Trust, Apple Hospitality Two, Inc., Apple Hospitality Five, Inc., and ASA.

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

Compensation expense related to issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares is probable. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. Although the fair market value cannot be determined at this time, compensation expense if the maximum offering is achieved could range from $0 to in excess of $63 million (assumes $11 per unit fair market value). Based on equity raised through September 30, 2004, if a triggering event had been probable, compensation expense would have ranged from $0 to $12.8 million.

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

Subsequent Events

In October 2004, the Company declared and paid $1,500,391 or $.073 per share, in a distribution to its common shareholders.

In October 2004, the Company closed on an additional 3,024,232 shares, representing gross proceeds of $33,266,555 and proceeds net of selling and marketing costs of $29,939,899.

On October 12, 2004, the Company closed on the purchase of 8 hotels, under 8 separate contracts, for an aggregate gross purchase price of $95,600,000. These hotels contain a total of 962 guest rooms or suites. The hotels offer one and two room suites with the amenities generally offered by upscale extended-stay hotels and are located in Alaska, Arizona, California, and Colorado. The purchase price was funded by the Company’s cash on hand. Additionally, the Company paid $1,912,000, representing 2% of the aggregate gross purchase price, as a commission to ASRG.

As of October 31, 2004, purchase contracts remain in effect for 2 other hotels (located in Anchorage, Alaska and Foothill Ranch, California) for an aggregate gross purchase price of $18,900,000. These hotels contain a total of 185 guest rooms or suites. Although the Company believes there is a reasonable probability that it will acquire these hotels, there can be no assurance that all of the conditions to closing will be satisfied.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of September 30, 2004, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to changes in short term money market rates as it invests the proceeds from its sale of Units pending use in acquisitions. Based on the Company’s cash invested at September 30, 2004, of $102,565,125, every 100 basis points change in interest rates will impact the Company’s annual net income by approximately $1,025,651, all other factors remaining the same. Cash invested pending acquisitions will vary substantially during the coming year based on the amount of proceeds raised and the timing of acquisitions.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following tables set forth information concerning the Offering and the use of proceeds from the Offering as of September 30, 2004:

				Proceeds
Units Registered:
	4,761,905	Units	$10.50 per Unit	$50,000,000
	86,363,636	Units	$11 per Unit	950,000,000

Totals:	91,125,541	Units		$1,000,000,000

Units Sold:
	4,761,905	Units	$10.50 per Unit	$50,000,000
	15,697,797	Units	$11 per Unit	172,675,767

Totals:	20,459,702	Units		$222,675,767

Expenses of Issuance and Distribution of Units

1. Underwriting discounts and commission				$22,267,566
2. Expenses of underwriters				—
3. Direct or indirect payments to directors or officers of the Company or their associates, to ten percent shareholders, or to affiliates of the Company				—
4. Fees and expenses of third parties				708,820

Total Expenses of Issuance and Distribution of Common Shares				$22,976,386

Net Proceeds to the Company				$199,699,381

1. Purchase of real estate (including repayment of indebtedness incurred to purchase real estate)				$89,381,070
2. Interest on indebtedness				—
3. Working capital				108,587,511
4. Fees to the following (all affiliates of officers of the Company):				—
Apple Suites Realty Group, Inc.				1,730,800
5. Fees and expenses of third parties:
a. Legal				—
b. Accounting				—
6. Other				—

Total of Application of Net Proceeds to the Company				$199,699,381

Item 6. Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-11 (SEC File No. 333-112169) effective April 23, 2004)

3.2	Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-112169) effective April 23, 2004)

10.1	Management Agreement dated as of July 22, 2002 between Marriott International, Inc. and Redmar Property, L.P., as assigned by Consent, Assignment and Assumption and Amendment of Management Agreement dated as of July 6, 2004, but effective June 12, 2004, among Marriott International, Inc., Redmar Property, L.P., Apple Six Hospitality Management, Inc. and Apple Six Hospitality, Inc. regarding the Redmond, Washington hotel (Incorporated by reference to Exhibit 10.7 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement o Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

10.2	Owner Agreement dated as of July 6, 2004, but effective as of June 12, 2004, among apple Six Hospitality Management, Inc., Apple Six Hospitality, Inc. and Marriott International, Inc. (Incorporated by reference to Exhibit 10.8 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement o Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

31.1	Certification of the registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Action of 2002 (FILED HEREWITH).

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Action of 2002 (FILED HEREWITH).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple REIT Six, Inc.

By:	/s/ Glade M. Knight	Date: November 4, 2004
Glade M. Knight,
Chairman of the Board,
Chief Executive Officer,
and President
(Principal Executive Officer)

By:	/s/ Bryan Peery	Date: November 4, 2004
Bryan Peery,
Chief Accounting Officer
(Principal Financial and Principal Accounting Officer)