Form 10-K
period 2004-12-31
APPLE REIT SIX INC
filed 2005-03-11
CIK 1277151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 333-112169

APPLE REIT SIX, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	20-0620523
(State of Organization)	(I.R.S. Employer Identification Number)

814 EAST MAIN STREET RICHMOND, VIRGINIA	23219
(Address of principal executive offices)	(Zip Code)

(804) 344-8121

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the act: None

Securities registered pursuant to Section 12 (g) of the Act:

Units (Each Unit is equal to one common share, no par value and one Series A preferred share)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405, this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based upon the price of Apple REIT Six, Inc.’s common equity, which was last sold through its best efforts offering on June 30, 2004, the aggregate market value of the voting common equity held by non-affiliates of the registrant on such date was $129,217,250. The Company does not have any non-voting common equity.

Number of registrant’s common shares outstanding as of February 28, 2005: 41,992,693

Documents Incorporated by Reference.

The information required by Part III of this report, to the extent no set forth herein, is incorporated by reference from the registrant’s definitive proxy statement for the annual meeting of shareholders to be held on May 12, 2005.

APPLE REIT SIX, INC.

FORM 10-K

This Form 10-K includes references to certain trademarks or servicemarks. Springhill Suites®, Courtyard® by Marriott, Residence Inn® by Marriott and Marriott Suites® trademarks are the property of Marriott International, Inc. or one of its affiliates. The Homewood Suites®, Hilton Garden Inn®, Hampton Inn® and Hampton Inn & Suites® trademarks are the property of Hilton Hotels Corporation or one or more of its affiliates. For convenience, the applicable trademark or servicemark symbol has been omitted but will be deemed to be included wherever the above-referenced terms are used.

PART I

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles and competition within the hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission.

Item 1.    Business

Apple REIT Six, Inc. (the “Company”) is a Virginia corporation formed to invest in hotels, residential apartment communities and other selected real estate in selected metropolitan areas in the United States. Initial capitalization occurred on January 20, 2004 and operations began on May 28, 2004 when the Company acquired its first hotel.

The Company intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The REIT Modernization Act, effective January 1, 2001, permits real estate investment trusts to establish taxable businesses to conduct certain previously disallowed business activities. The Company has wholly-owned taxable REIT subsidiaries (collectively, the “Lessee”), which lease all of the Company’s hotels from wholly-owned qualified REIT subsidiaries. The hotels are operated and managed by affiliates of either Marriott International, Inc. (“Marriott”) or Stonebridge Realty Advisors, Inc. (“Stonebridge”) under hotel management agreements.

The Company has no foreign operations or assets and its operating structure includes only one segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company transactions and balances have been eliminated upon consolidation. Refer to Part II, Item 8 of this report, for the consolidated financial statements.

Website Access

The Company does not have an Internet website. The Company will make available free of charge, upon request, paper copies of its annual report on Form 10-K, quarterly reports on From 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended.

Business Objectives

The Company’s primary objective is to enhance shareholder value by increasing funds from operations and cash available for distributions through acquisitions and internal growth. The acquisition strategy includes purchasing hotels in underdeveloped markets with strong brand recognition, high levels of customer satisfaction and the potential for cash flow growth. The internal growth strategy includes utilizing our asset management expertise to improve the quality of the Company’s hotels by renovating and redeveloping existing properties, thereby improving hotel revenue and operating performance. The Company believes its planned acquisitions, as well as greater market penetration at its existing hotels, will continue to increase revenue per available room.

The Company currently owns 11 hotels and has entered into contracts for the purchase of eight hotels for a total purchase price of approximately $82,945,000. Three of the eight are under construction and should be completed over the next twelve months. The other five hotels are expected to close in the first half of 2005. The contracts are subject to normal due diligence and no assurances can be given that all of the conditions to closing will be satisfied. It is anticipated substantially all of the purchase price will be paid from cash on hand. Two of the hotels have secured debt that will be assumed as part of the purchase price. The properties are located in Alaska, California, Florida, and Texas. The Company believes that acquisition opportunities in upscale limited service and extended-stay hotel markets will continue.

The Company is committed to reserving a percentage of gross revenue per month for certain capital expenditures related to the periodic replacement or refurbishment of furniture, fixtures and equipment. The Company has approximately $2.6 million held in escrow for future furniture, fixture and equipment purchases as of December 31, 2004.

Financing

The Company purchased substantially all of its properties in 2004 in debt free acquisitions. The only encumbered property is the Hampton Inn & Suites by Hilton hotel in Glendale, Colorado. The Company assumed an existing loan in connection with its purchase in October, 2004 (see Note 3 to the consolidated financial statements for additional information). Although there can be no assurance that debt will not be utilized, the Company does not intend to utilize a significant amount of debt to finance acquisitions. The Company’s bylaws require board approval or review of any debt financing obtained by the Company.

Industry and Competition

The Company believes that the hotel industry is highly competitive. Each of the Company’s hotels is located in a developed area that includes other hotels and competes for guests primarily with other hotels in the Company’s immediate vicinity and secondarily with other hotels in the Company’s geographic market. An increase in the number of competitive hotels in a particular area could have a material adverse effect on the occupancy, average daily rate (“ADR”) and revenue per available room (“REVPAR”) of the Company’s hotels in that area. The Company believes that brand recognition, location, price and quality (of both the hotel and the services provided) are the principal competitive factors affecting the Company’s hotels. Additionally, general economic conditions in a particular market, or nationally, can impact the performance of the hotels.

Hotel Operating Performance

The Company owns one Courtyard by Marriott hotel, one full service Marriott hotel, one Homewood Suites by Hilton hotel, two Springhill Suites by Marriott hotels, three Hilton Garden Inn hotels, and three Hampton Inn by Hilton hotels. The hotels are located in various states and, in aggregate, consist of 1,504 rooms. Room revenues for these hotels totaled $12,092,475 for the period owned through December 31, 2004, and the hotels achieved average occupancy of 59.8%, ADR of $104.74. and REVPAR of $62.63. All of the hotels owned by the Company are operated and managed by affiliates of either Marriott or Stonebridge under hotel management agreements.

Management and Franchise Agreements

During 2004, Marriott, or one of its affiliates, managed three of the Company’s hotels under three separate management agreements. In addition to management of the hotels, the agreements provide the Company with access to Marriott’s intellectual property and proprietary sales system. The agreements generally provide for initial terms of 20 to 30 years with the potential to renew, contingent on mutual consent, for up to an additional 30 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, marketing fees, reservation system fees as well as other fees which are allocated among all Marriott hotels receiving such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. Marketing and reservation system fees are based on a percentage of guest room revenues. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied.

During 2004, Stonebridge managed eight of the Company’s hotels under eight separate management agreements. The agreements generally provide for initial terms of two years with the potential to renew for an additional 18 years. The first two renewal terms, the first for three years and the second for five years, are at the discretion of Stonebridge. The second two renewal terms, both for five years, are based on mutual consent. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels, managed by Stonebridge, that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The first two years of the agreements also include a performance guarantee from Stonebridge. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. Stonebridge is not affiliated with either Marriott or Hilton, as a result, these hotels obtained eight separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for a term of 13 to 20 years. Fees associated with the agreements generally include the payment of royalty fees and program fees. The Marriott franchise agreement provides for an initial term of 15 years. The Company has the option to renew under the same terms for one additional ten year period. Fees associated with the agreement include the payment of royalty fees, marketing fees, reservation fees and a communications support fee.

Maintenance

The hotels have an ongoing need for renovation and refurbishment. Under various hotel management agreements, the Company has agreed to fund expenditures for periodic repairs, replacement or refurbishment of furniture, fixtures and equipment for the hotels in an amount equal to a certain percentage of gross revenues. In addition, other capital improvement projects are directly funded by the Company.

Employees

During 2004, all employees involved in the day-to-day operation of the Company’s hotels were employed by third party management companies engaged pursuant to the hotel management agreements. The Company has no employees and utilizes, through an advisory agreement for corporate and strategic support, personnel from Apple Six Advisors, Inc. (“ASA”) who in turn utilizes employees from Apple Hospitality Two, Inc.

Environmental Matters

In connection with each of the Company’s hotel acquisitions, the Company obtains a Phase I Environmental Report and additional environmental reports and surveys, as are necessitated by the preliminary report. Based on the reports, the Company is not aware of any environmental situations requiring remediation at the Company’s properties, which have not been, or are not currently being remediated as necessary. No material remediation costs have or are expected to occur.

Property Acquisitions

The Company commenced operations in May 2004 with the purchase of its first hotel in Ft. Worth, Texas. By December 31, 2004, the Company had purchased 11 hotels, with a total of 1,504 rooms. The following table summarizes the location, brand, date acquired, gross purchase price and number of rooms for each hotel:

City	State	Franchise/Brand	Date Acquired	Gross Purchase Price	Rooms
Ft. Worth	TX	Springhill Suites by Marriott	05/28/04	$13,340,000	145
Myrtle Beach	SC	Courtyard by Marriott	06/08/04	9,200,000	135
Redmond	WA	Marriott	07/07/04	64,000,000	262
Anchorage	AK	Hilton Garden Inn	10/12/04	18,900,000	125
Anchorage	AK	Homewood Suites by Hilton	10/12/04	13,200,000	122
Arcadia	CA	Hilton Garden Inn	10/12/04	12,000,000	124
Arcadia	CA	Springhill Suites by Marriott	10/12/04	8,100,000	86
Glendale	CO	Hampton Inn & Suites by Hilton	10/12/04	14,700,000	133
Lakewood	CO	Hampton Inn by Hilton	10/12/04	10,600,000	170
Lake Forest	CA	Hilton Garden Inn	10/12/04	11,400,000	103
Phoenix	AZ	Hampton Inn by Hilton	10/12/04	6,700,000	99

			Total	$182,140,000	1,504

Substantially all of the purchases were funded with proceeds of the Company’s ongoing best-efforts offering of Units. The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries (collectively, the “lessee”) under master hotel lease agreements. The Company also used the proceeds of its ongoing offering to pay 2% of the gross purchase price for these hotels, which equals approximately $3.6 million, as a commission to Apple Six Realty Group, Inc. (ASRG). ASRG is owned by the Company’s Chairman, Chief Executive Officer and President, Glade M. Knight.

No goodwill or intangible assets were recorded in connection with any of the acquisitions.

In addition, the Company has entered into contracts for the purchase of eight additional hotels. Three of the eight hotels are under construction and should be completed over the next twelve months. The other five hotels are expected to close in the first half of 2005. Although the Company believes there is a reasonable probability that it will acquire these hotels, there can be no assurance that all of the conditions to closing will be satisfied. The following table summarizes the location, brand, gross purchase price and number of rooms for each hotel:

City	State	Franchise/Brand	Rooms	Gross Purchase Price
Foothill Ranch	CA	Hampton Inn by Hilton	84	$7,400,000
Anchorage	AK	Hampton Inn by Hilton	101	11,500,000
Bakersfield	CA	Hilton Garden Inn	120	11,500,000
Laredo	TX	Residence Inn by Marriott	109	11,445,000
Laredo	TX	Homewood Suites by Hilton	105	10,500,000
Houston	TX	Residence Inn by Marriott	130	13,600,000
Tallahassee	FL	Hilton Garden Inn	99	11,000,000
Orlando	FL	Courtyard by Marriott	86	6,000,000

		Total	834	$82,945,000

Related Parties

The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

Including ASRG and ASA discussed above, Mr. Knight is also Chairman and CEO of Apple Hospitality Two, Inc. (a hospitality REIT), Apple Hospitality Five, Inc. (a hospitality REIT) and Cornerstone Realty Income Trust, Inc. (an apartment REIT). The Company’s Board of Directors is the same as Apple Hospitality Two, Inc. and Apple Hospitality Five, Inc.

Item 2.    Properties

As of December 31, 2004, the Company owned 11 hotels consisting of the following: one Courtyard by Marriott hotel, one full service Marriott hotel, one Homewood Suites by Hilton hotel, two Springhill Suites by Marriott hotels, three Hilton Garden Inn hotels, and three Hampton Inn by Hilton hotels. The hotels are located in various states and, in aggregate, consist of 1,504 rooms. The following table includes the location of each hotel, the date of construction, the date acquired, encumbrances, initial acquisition cost, gross carrying value and the number of rooms of each hotel.

REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2004

(in thousands)

					Subsequently Capitalized
Description	Brand	Encumbrances	Initial Cost		Bldg. Imp. & FF&E	Total Gross Cost	Acc. Deprec.	Date of Construction	Date Acquired	Depreciable Life	# of Rooms
			Land	Bldg./FF&E
Ft. Worth, TX	Springhill Suites by Marriott	$—	$2,125	$11,619	$—	$13,744	$(245)	2004	May-04	3 - 39 yrs.	145
Myrtle Beach, SC	Courtyard by Marriott	—	1,857	7,631	19	9,507	(141)	1999	Jun-04	3 - 39 yrs.	135
Redmond, WA	Marriott	—	9,504	56,168	—	65,672	(861)	2004	Jul-04	3 - 39 yrs.	262
Anchorage, AK	Hilton Garden Inn	—	4,236	14,808	—	19,044	(109)	2002	Oct-04	3 - 39 yrs.	125
Anchorage, AK	Homewood Suites by Hilton	—	1,863	11,381	—	13,244	(98)	2004	Oct-04	3 - 39 yrs.	122
Arcadia, CA	Hilton Garden Inn	—	1,733	10,285	—	12,018	(80)	1999	Oct-04	3 - 39 yrs.	124
Arcadia, CA	Springhill Suites by Marriott	—	1,633	6,459	—	8,092	(47)	1999	Oct-04	3 - 39 yrs.	86
Glendale, CO	Hampton Inn & Suites by Hilton	6,557	3,641	11,221	—	14,862	(81)	1999	Oct-04	3 - 39 yrs.	133
Lakewood, CO	Hampton Inn by Hilton	—	2,508	8,090	—	10,598	(69)	2003	Oct-04	3 - 39 yrs.	170
Lake Forest, CA	Hilton Garden Inn	—	1,600	9,765	—	11,365	(83)	2004	Oct-04	3 - 39 yrs.	103
Phoenix, AZ	Hampton Inn by Hilton	—	1,425	5,205	—	6,630	(40)	1998	Oct-04	3 - 39 yrs.	99
Richmond, VA	Corporate Office	—	176	743	270	1,189	(27)	1893	June-04	3 - 39 yrs.	N/A

		$6,557	$32,301	$153,375	$289	$185,965	$(1,881)

Investment in hotels at December 31, 2004, consisted of the following:

Land	$32,300,563
Building and Improvements	146,359,037
Furniture, Fixtures and Equipment	7,305,111

185,964,711
Less Accumulated Depreciation	(1,881,205)

Investments in Hotels, net	$184,083,506

For additional information about the Company’s properties, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.    Legal Proceedings

The Company is not presently subject to any material litigation nor, to the Company’s knowledge, is any litigation threatened against the Company or any of its properties, other than routine actions arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the Company’s business or financial condition or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On-Going Best-Efforts Offering

The Company is currently conducting an on-going best-efforts offering. The Company registered its Units on Registration Statement Form S-11 (File No. 333-112169) filed April 20, 2004. The Company began its best-efforts offering (the “Offering”) of Units, on the same day the Registration Statement was declared effective by the Securities and Exchange Commission. Each Unit consists of one common share and one Series A preferred share. The Offering is continuing as of the date of filing this annual report on Form 10-K. The managing underwriter is David Lerner Associates, Inc. and all of the Units are being sold for the Company’s account.

Common Shares

There is currently no established public market in which the Company’s common shares are traded. As of December 31, 2004 there are 34,019,692 Units outstanding under this offering representing proceeds, net of commissions, of $334,652,108. The per share estimated market value shall be deemed to be the offering price of the shares, which is currently $11.00 per share. This market valuation is supported by the fact that the Company is currently selling shares to the public at a price of $11.00 per share through its ongoing best efforts offering and the Company has not realized any decrease in the market value of its assets. The Units are held by approximately 11,232 beneficial shareholders.

Series A Preferred Shares

The Series A preferred shares have no voting rights and no conversion rights. In addition, the Series A preferred shares are not separately tradable from the common shares to which they relate. The Series A preferred shares do not have any distribution rights except a priority distribution upon the sale of the Company’s assets. The priority distribution (“Priority Distribution”) will be equal to $11.00 per Series A preferred share, and will be paid before any distribution will be made to the holders of any other shares. Upon the Priority Distribution the Series A preferred shares will have no other distribution rights.

Series B Convertible Preferred Shares

The Company currently has 240,000 Series B convertible preferred shares issued and outstanding, all owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. There are no dividends payable on the Series B convertible preferred shares. Holders of more than two-thirds of the Series B convertible preferred shares must approve any proposed amendment to the Articles of Incorporation that would adversely affect the Series B convertible preferred shares. Upon liquidation, each holder of the Series B convertible preferred shares is entitled to a priority liquidation payment. However the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11 per number of common shares into which each Series B convertible preferred share would convert. In the event that the liquidation of the Company’s assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis. The Series B convertible preferred shares are convertible into Units upon and for 180 days following the occurrence of either of the following events: (1) substantially all of the Company’s assets, stock or business is transferred as a going concern, whether through exchange, merger, consolidation, lease, share exchange or otherwise, other than a sale of assets in liquidation, dissolution or winding up of the Company’s business; or (2) the termination or expiration without renewal of the advisory agreement with Apple Six Advisors, Inc., or if the company ceases to use Apple Six Realty Group, Inc. to provide property acquisition and disposition services; or (3) the Company’s common shares are listed on any securities exchange or quotation system or in any established market.

Preferred Shares

The Company’s articles of incorporation authorize issuance of up to 15 million additional preferred shares. No preferred shares other than the Series A preferred shares and the Series B convertible preferred shares (discussed above) have been issued. The Company believes that the authorization to issue additional preferred shares benefits the Company and its shareholders by permitting flexibility in financing additional growth, giving the Company additional financing options in corporate planning and in responding to developments in business, including financing of additional acquisitions and other general corporate purposes. Having authorized preferred shares available for issuance in the future gives the Company the ability to respond to future developments and allows preferred shares to be issued without the expense and delay of a special shareholders’ meeting. At present, the Company has no specific financing or acquisition plans involving the issuance of additional preferred shares and the Company does not propose to fix the characteristics of any series of preferred shares in anticipation of issuing preferred shares other than the Series A preferred shares and Series B convertible preferred shares discussed above. The Company cannot now predict whether or to what extent, if any, additional preferred shares will be used or if so used what the characteristics of a particular series may be. The voting rights and rights to distributions of the holders of common shares will be subject to the prior rights of the holders of any subsequently-issued preferred shares. Unless otherwise required by applicable law or regulation, the preferred shares would be issuable without further authorization by holders of the common shares and on such terms and for such consideration as may be determined by the board of directors. The preferred shares could be issued in one or more series having varying voting rights, redemption and conversion features, distribution (including liquidating distribution) rights and preferences, and other rights, including rights of approval of specified transactions. A series of preferred shares could be given rights that are superior to rights of holders of common shares and a series having preferential distribution rights could limit common share distributions and reduce the amount holders of common shares would otherwise receive on dissolution.

Distribution Policy

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions in 2004 totaled $9.5 million and are paid monthly at a rate of $0.073 per share. The timing and amounts of distributions to shareholders are within the discretion of the Company’s Board of Directors. The amount and frequency of future distributions will depend on the Company’s results of operations, cash flow from operations, economic conditions, working capital requirements, cash requirements to fund investing and financing activities, capital expenditure requirements, including improvements to and expansions of properties and the acquisition of additional properties, as well as the distribution requirements under federal income tax provisions for qualification as a REIT.

Non-Employee Directors Stock Option Plan and Incentive Plan

The Company’s board of directors has adopted and the Company’s shareholders have approved a Non-Employee Directors Stock Option Plan and an Incentive Plan. The options issued under each plan convert to Units. Each Unit is equal to one common share and one Series A preferred share of the Company. As of December 31, 2004, there were 29,548 options outstanding with a weighted average exercise price of $11.

Valuation of Real Estate Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate, both operating properties and properties under construction, in which it has an ownership interest, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate may not be recoverable, the Company assesses the recoverability of these assets by determining whether the carrying value will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, an impairment loss is recorded. To date, the Company has not recorded any impairment losses.

Projections of expected future cash flows require estimates of future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years that property is held for investment, among other factors. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the misstatement of the carrying value of real estate and net income.

The following tables set forth information concerning the Offering and the use of proceeds from the Offering as of December 31, 2004:

Units Registered:
	4,761,905 Units	$10.50 per Unit	$50,000,000
	86,363,636 Units	$11.00 per Unit	950,000,000

Totals:	91,125,541 Units		$1,000,000,000

Units Sold:
	4,761,905 Units	$10.50 per Unit	$50,000,000
	29,257,787 Units	$11.00 per Unit	321,835,657

Totals:	34,019,692 Units		$371,835,657

Expenses of Issuance and Distribution of Units

1. Underwriting discounts and commission			37,183,555
2. Expenses of underwriters			37,265
3. Direct or indirect payments to directors or officers of the Company or their associates, to ten percent shareholders, or to affiliates of the Company			—
4. Fees and expenses of third parties			1,320,283

Total Expenses of Issuance and Distribution of Common Shares			38,541,103

Net Proceeds to the Company			$333,294,554

1. Purchase of real estate (including repayment of indebtedness incurred to purchase real estate)			$177,115,614
2. Interest on indebtedness			—
3. Working capital			152,536,140
4. Fees to the following (all affiliates of officers of the Company):
a. Apple Six Realty Group, Inc.			3,642,800
5. Fees and expenses of third parties:
a. Legal			—
b. Accounting			—
6. Other			—

Total of Application of Net Proceeds to the Company			$333,294,554

Item 6. Selected Financial Data

The following table sets forth selected financial data for the period January 20, 2004 through December 31, 2004. Certain information in the table has been derived from the Company’s audited financial statements and notes thereto. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, and Item 15(1), the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

(in thousands except per share and statistical data)	For the period January 20, 2004 (initial capitalization) through December 31, 2004
Revenues:
Room revenue	$12,092
Other revenue	2,343

Total revenue	14,435

Expenses:
Hotel expenses	9,750
Taxes, insurance and other	663
General and administrative	1,210
Depreciation	1,881
Interest and other expenses, net	(328)

Total expenses	13,176

Net income	$1,259

Per Share
Earnings per common share	$0.10
Distributions paid to common shareholders	$0.55
Weighted-average common shares outstanding—basic and diluted	12,300

Balance Sheet Data
Cash and cash equivalents	$142,790
Investment in hotels, net	$184,084
Total assets	$332,259
Notes payable-secured	$6,557
Shareholders’ equity	$325,099
Net book value per share	$9.56

Other Data
Cash flow from:
Operating activities	$2,904
Investing activities	$(183,840)
Financing activities	$323,702
Number of hotels owned at end of period	11
Average Daily Rate (ADR) (b)	$104.74
Occupancy	59.8%
Revenue Per Available Room (REVPAR) (c)	$62.63

Funds From Operations Calculation
Net income	$1,259
Depreciation	1,881

Funds from operations (a)	$3,140

FFO per share	$0.26

(a)	Funds from operations (FFO) is defined as net income (computed in accordance with generally accepted accounting principles—GAAP) excluding gains and losses from sales of depreciable property, plus depreciation and amortization. The Company considers FFO in evaluating property acquisitions and its operating performance and believes that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company’s activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs.
(b)	Total room revenue divided by number of rooms sold.
(c)	ADR multiplied by occupancy percentage.

Item 7.    Management’s Discussion And Analysis Of Financial Condition And Results Of Operation

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles and competition within the hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission.

General

The Company was formed and initially capitalized on January 20, 2004, with its first investor closing on April 23, 2004. The Company owns 11 hotels within different markets in the United States. The Company intends to be treated as a Real Estate Investment Trust (“REIT”) for federal income tax purposes. The Company’s first hotel was acquired on May 28, 2004 and ten more were subsequently acquired throughout the year. Accordingly, the results of operations do not include a full year of operations for any of the hotels. Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance, in general, has met the Company’s expectations for the period owned in 2004. In evaluating financial condition and operating performance, the most important matters on which the Company focuses are revenue measurements, such as average occupancy, average daily rate and revenue per available room, and expenses, such as hotel operating expenses, general and administrative and other expenses described below.

Hotels Owned

The Company commenced operations in May 2004 with the purchase of its first hotel in Ft. Worth, Texas. As of December 31, 2004, the Company owned 11 hotels, with a total of 1,504 rooms. The following table summarizes the location, brand, date acquired, gross purchase price and number of rooms for each hotel:

City	State	Franchise/Brand	Date Acquired	Gross Purchase Price	Rooms
Ft. Worth	TX	Springhill Suites by Marriott	05/28/04	$13,340,000	145
Myrtle Beach	SC	Courtyard by Marriott	06/08/04	9,200,000	135
Redmond	WA	Marriott	07/07/04	64,000,000	262
Anchorage	AK	Hilton Garden Inn	10/12/04	18,900,000	125
Anchorage	AK	Homewood Suites by Hilton	10/12/04	13,200,000	122
Arcadia	CA	Hilton Garden Inn	10/12/04	12,000,000	124
Arcadia	CA	Springhill Suites by Marriott	10/12/04	8,100,000	86
Glendale	CO	Hampton Inn & Suites by Hilton	10/12/04	14,700,000	133
Lakewood	CO	Hampton Inn by Hilton	10/12/04	10,600,000	170
Lake Forest	CA	Hilton Garden Inn	10/12/04	11,400,000	103
Phoenix	AZ	Hampton Inn by Hilton	10/12/04	6,700,000	99

			Total	$182,140,000	1,504

Substantially all of the purchases were funded with proceeds of the Company’s ongoing best-efforts offering of Units. The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries (collectively, the “lessee”) under master hotel lease agreements. The Company also used the proceeds of its ongoing offering to pay 2% of the gross purchase price for these hotels, which equals approximately $3.6 million, as a commission to Apple Six Realty Group, Inc. (“ASRG”). ASRG is owned by the Company’s chairman, Chief Executive Officer and President, Glade M. Knight.

No goodwill or intangible assets were recorded in connection with any of the acquisitions.

Management and Franchise Agreements

During 2004, Marriott International, Inc. (“Marriott”), or one of its affiliates, managed three of the Company’s hotels under three separate management agreements. In addition to management of the hotels, the agreements provide the Company with access to Marriott’s intellectual property and proprietary sales system. The agreements generally provide for initial terms of 20 to 30 years with the potential to renew, contingent on mutual consent, for up to an additional 30 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, marketing fees, reservation system fees as well as other fees which are allocated among all Marriott hotels receiving such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. Marketing and reservation system fees are based on a percentage of guest room revenues. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied.

During 2004, Stonebridge Realty Advisors, Inc. (“Stonebridge”) managed eight of the Company’s hotels under eight separate management agreements. The agreements generally provide for initial terms of two years with the potential to renew for an additional 18 years. The first two renewal terms, the first for three years and the second for five years, are at the discretion of Stonebridge. The second two renewal terms, both for five years, are based on mutual consent. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels, managed by Stonebridge, that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The first two years of the agreements also include a performance guarantee from Stonebridge. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. Stonebridge is not affiliated with either Marriott or Hilton, as a result, these hotels obtained eight separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for a term of 13 to 20 years. Fees associated with the agreements generally include the payment of royalty fees and program fees. The Marriott franchise agreement provides for an initial term of 15 years. The Company has the option to renew under the same terms for one additional ten year period. Fees associated with the agreement include the payment of royalty fees, marketing fees, reservation fees and a communications support fee.

As of December 31, 2004, management fees, system fees and franchise fees totaled $875,000, or 6% of revenue. These expenses are included in franchise and management fees in the consolidated statements of operations.

Results of Operations

During the period from January 20, 2004 to May 27, 2004, the Company owned no properties, had no revenue and was engaged in initial capital-raising activities. During this period, the Company incurred miscellaneous start-up costs and interest expense related to an unsecured line of credit. Since operations commenced on May 28, 2004, with the Company’s first acquisition, a comparison to prior year results is not possible or meaningful. In general, performance at the Company’s hotels have met expectations for the short period held. Hotel performance is impacted by many factors including the economic conditions in the United States, as well as each locality. As a result, there can be no assurance that the Company’s operating performance will continue to meet expectations in the future.

Revenues

The Company’s principal source of revenue is hotel room revenue and other related revenue. Hotel operations are for the 11 hotels acquired through December 31, 2004 for their respective periods owned. For the period ended December 31, 2004, the Company had room revenue and other revenue of $12,092,475 and $2,342,564, respectively. For the period ended December 31, 2004, the hotels achieved average occupancy of 59.8%, average daily rate, or ADR of $104.74 and revenue per available room, or RevPAR of $62.63. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

For the period ended December 31, 2004, the Company had interest income of $435,199. Interest income represents earnings on excess cash invested in short term money market instruments, pending investment in hotel properties.

Expenses

Expenses for the period ended December 31, 2004 represented the expenses related to the 11 hotels purchased in 2004 during their respective periods owned.

For the period ended December 31, 2004, hotel operating expenses totaled $9,749,909 or 68% of total revenue. This percentage is expected to decrease as revenues for newly opened properties ramp up.

Taxes, insurance, and other expenses for the period ended December 31, 2004 was $662,967 or 4.6% of total revenue.

General and administrative expense for the period ended December 31, 2004 was $1,209,867 or 8.4% of total revenue. The Company anticipates this percentage to decrease as the Company’s asset base grows. The principal components of general and administrative expense are advisory fees, legal fees, accounting fees and reporting expense.

Depreciation expense for the period ended December 31, 2004 was $1,880,610. Depreciation expense represents expense of the Company’s 11 hotels and related personal property for their respective periods owned.

Interest expense for the period ended December 31, 2004 was $107,000. Interest expense arose from debt assumed with the acquisition of the Hampton Inn & Suites hotel in Glendale, Colorado.

Related Party Transactions

The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company has a contract with ASRG, a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of December 31, 2004, total payments to ASRG for services under the terms of this contract were $3.6 million, which was capitalized as a part of the purchase price of the hotels.

The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“ASA”), pursuant to which ASA provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. ASA utilizes Apple Hospitality Two, Inc. (“AHT”) to provide these services. Payments and expenses to ASA in 2004, totaled $427,000.

Mr. Knight is also Chairman and CEO of Apple Hospitality Two, Inc. (a hospitality REIT), Apple Hospitality Five, Inc. (a hospitality REIT), Cornerstone Realty Income Trust, Inc. (an apartment REIT), ASRG and ASA. The Company’s Board of Directors is the same as Apple Hospitality Two, Inc. and Apple Hospitality Five, Inc.

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

(2) the termination or expiration without renewal of the advisory agreement with ASA, or if the Company ceases to use ASRG to provide property acquisition and disposition services; or

(3) the Company’s common shares are listed on any securities exchange or quotation system or in any established market.

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

Compensation expense related to issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares is probable. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. Although the fair market value cannot be determined at this time, compensation expense if the maximum offering is achieved could range from $0 to in excess of $63 million (assumes $11 per unit fair market value). Based on equity raised through December 31, 2004, if a triggering event had been probable, compensation expense would have ranged from $0 to $22.4 million.

Liquidity and Capital Resources

Commercial Commitments (000’s)	Total	Amount of Commitment expiring per period
		Less than 1 year	2-3 Years	4-5 Years	Over 5 Years
Debt (including interest of $3.1 million)	$9,705	$639	$1,277	$1,277	$6,512
Property Purchase Commitments	82,945	82,945	—	—	—

Total Commercial Commitments	$92,650	$83,584	$1,277	$1,277	$6,512

Cash and Cash Equivalents

Cash and cash equivalents totaled $142,790,213 at December 31, 2004. The Company plans to use this cash for acquisitions, distributions to shareholders, debt service, and general corporate expenses.

Capital Requirements and Resources

The Company was formed and initially capitalized on January 20, 2004, with its first investor closing on April 23, 2004.

The cash flow generated from the ongoing offering, the properties owned and any short term investments are the Company’s principal source of liquidity. In addition, the Company may borrow funds, subject to limitations set forth in its bylaws.

The Company anticipates that cash flow, and cash on hand, will be adequate to cover its operating expenses and to permit the Company to meet its anticipated liquidity requirements, including distribution requirements. The Company intends to use the proceeds from the Company’s on-going best-efforts offering, and cash on hand, to purchase hotel properties.

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions in 2004 totaled $9.5 million and were paid monthly at a rate of $0.073 per share and included a return of capital. The timing and amounts of distributions to shareholders are within the discretion of the Company’s Board of Directors. The amount and frequency of future distributions, and the amount of capital returned, will depend on the Company’s results of operations, cash flow from operations, economic conditions, working capital requirements, cash requirements to fund investing and financing activities, capital expenditure requirements, including improvements to and expansions of properties and the acquisition of additional properties, as well as the distribution requirements under federal income tax provisions for qualification as a REIT.

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, an amount of 1% to 4% of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. As of December 31, 2004, the Company held $2.6 million in reserve.

The Company is raising equity through a best-efforts offering of Units by David Lerner Associates, Inc. Each Unit is equal to one common share and one Series A preferred share of the Company. The Company achieved the minimum offering of 4,761,905 Units at a price of $10.50 per Unit as of April 23, 2004. As of December 31, 2004, the Company had sold 34,019,692 Units under this offering with net proceeds totaling $333.3 million. The Company is continuing the offering at $11.00 per Unit in accordance with the prospectus for the Company’s offering.

The Company has entered into contracts for the purchase of eight hotels for a total purchase price of approximately $82,945,000. Three of the eight hotels are under construction and should be completed over the next twelve months. The other five hotels are expected to close in the first half of 2005. The contracts are subject to normal due diligence and no assurances can be given that all of the conditions to closing will be satisfied. It is anticipated substantially all of the purchase price will be paid from cash on hand. Two of the hotels have secured debt that will be assumed as part of the purchase price. The properties are located in Alaska, California, Florida, and Texas.

Subsequent Events

In January 2005, the Company declared and paid $2,494,799 or $.073 per share, in a distribution to its common shareholders.

In February 2005, the Company declared and paid $2,762,046 or $.073 per share, in a distribution to its common shareholders.

In January 2005, the Company closed on an additional 3,644,247 Units, representing gross proceeds of $40,086,717 and proceeds net of selling and marketing costs of $36,078,045.

In February 2005, the Company closed on an additional 4,328,700 Units, representing gross proceeds of $47,615,700 and proceeds net of selling and marketing costs of $42,854,130.

Impact of Inflation

Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. Currently the Company is not experiencing any material impact from inflation.

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at the Company’s hotels may cause quarterly fluctuations in its revenues. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand to make distributions.

Critical Accounting Policies

The following contains a discussion of what the Company believes to be critical accounting policies. These items should be read to gain a further understanding of the principles used to prepare the Company’s financial statements. These principles include application of judgment; therefore, changes in judgments may have a significant impact on the Company’s reported results of operations and financial condition.

Capitalization Policy

The Company considers expenditures to be capital in nature based on the following criteria: (1) for a single asset, the cost must be at least $500, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; (2) for group purchases of 10 or more identical assets, the unit cost for each asset must be at least $50, with the aggregate cost of the group purchase being at least $750, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; (3) for major repairs to buildings, the repair must be at least $2,500 and the useful life of the asset must be substantially extended.

Impairment Losses Policy

The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties are less than the properties’ carrying amounts. Impairment losses are measured as the difference between the asset’s fair value less cost to sell, and its carrying value. No impairment losses have been recorded to date.

Investment Policy

The purchase price of real estate properties acquired is allocated to the various components, such as land, buildings and improvements, intangible assets and in-place leases as appropriate, in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”. The purchase price is allocated based on the fair value of each component at the time of acquisition. Generally the Company does not acquire real estate assets that have in-place leases as lease terms for hotel properties are very short term in nature. The Company has not allocated any purchase price to intangible assets such as management contracts and franchise agreements as such contracts are generally at current market rates and any other value attributable to these contracts are not considered material.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) and subsequently revised FIN 46 in December 2003. Effective January 1, 2004, the Company adopted the provisions of FIN 46. The Company did not identify any variable interest entities (VIEs) of which the Company is the primary beneficiary, thus, the Company was not required to consolidate any VIEs.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123 (R) is similar to the approach described in Statement 123. However, Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values, pro forma disclosure is no longer an alternative. Statement 123 (R) must be adopted no later than July 1, 2005 by the Company. The Company is in the process of analyzing the impact of this new standard.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of December 31, 2004, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to changes in short term money market rates as it invests the proceeds from sale of Units pending use in acquisitions. Based on the Company’s cash invested at December 31, 2004, or $143 million, every 100 basis points change in interest rates will impact the Company’s net income by $1,430,000, all other factors remaining the same. Cash invested pending acquisitions will vary substantially during the coming year based on the amount of proceeds raised and the timing of acquisitions.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Apple REIT Six, Inc.

We have audited the accompanying consolidated balance sheets of Apple REIT Six, Inc. (the “Company”) as of December 31, 2004 and January 20, 2004 (initial capitalization), and the related consolidated statement of operations, shareholders’ equity, and cash flows for the period from January 20, 2004 (initial capitalization) to December 31, 2004. Our audits also included the financial statement schedule listed in the Index of Item 15. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apple REIT Six, Inc. at December 31, 2004 and January 20, 2004 (initial capitalization), and the consolidated results of its operations and its cash flows for the period from January 20, 2004 (initial capitalization) through December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

Richmond, Virginia

March 4, 2005

Apple REIT Six, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2004	January 20, 2004 (initial capitalization)
ASSETS
Investment in hotels, net of accumulated depreciation of $1,881	$184,084	$—
Cash and cash equivalents	142,790	24
Restricted cash-furniture, fixtures and other escrows	2,570	—
Due from third party manager, net	1,103	—
Other assets, net	1,712	—

TOTAL ASSETS	$332,259	$24

LIABILITIES
Notes payable-secured	$6,557	$—
Accounts payable and accrued expenses	603	—

TOTAL LIABILITIES	7,160	—

SHAREHOLDERS’ EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	—	—
Series A preferred stock, no par value, authorized 200,000,000 shares; issued and outstanding 34,019,692 and 10 shares, respectively	—	—
Class B convertible stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares, respectively	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 34,019,692 and 10 shares, respectively	333,295	—
Distributions greater than net income	(8,220)	—

TOTAL SHAREHOLDERS’ EQUITY	325,099	24

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$332,259	$24

See notes to consolidated financial statements.

Note: The company was formed on January 20, 2004 and commenced operations on May 28, 2004.

Apple REIT Six, Inc.

Consolidated Statement of Operations

(in thousands, except per share data)

For the period January 20, 2004 (initial capitalization) through December 31, 2004
Revenues:
Room revenue	$12,092
Other revenue	2,343

Total revenue	14,435

Expenses:
Operating expense	5,070
Hotel administrative expense	1,625
Sales and marketing	1,041
Utilities	586
Repair and maintenance	553
Franchise fees	372
Management fees	503
Taxes, insurance and other	663
General and administrative	1,210
Depreciation expense	1,881

Total expenses	13,504

Operating income	931

Interest income	435
Interest expense	(107)

Net income	$1,259

Basic and diluted income per common share	$0.10

Weighted average shares outstanding—basic and diluted	12,300

Distributions declared per common share	$0.55

See notes to consolidated financial statements.

Note: The company was formed on January 20, 2004 and commenced operations on May 28, 2004.

Apple REIT Six, Inc.

Consolidated Statement of Shareholders’ Equity

(in thousands)

	Common Stock		Class B Convertible Stock		Distributions Greater than Net income	Total Shareholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
Initial capitalization at January 20, 2004	—	$—	240	$24	$—	$24
Net proceeds from the sale of common shares	34,020	333,295	—	—	—	333,295
Net income	—	—	—	—	1,259	1,259
Cash distributions declared and paid to shareholders ($.55 per share)	—	—	—	—	(9,479)	(9,479)

Balance at December 31, 2004	34,020	$333,295	240	$24	$(8,220)	$325,099

See notes to consolidated financial statements.

Note: The company was formed on January 20, 2004 and commenced operations on May 28, 2004.

Apple REIT Six, Inc.

Consolidated Statement of Cash Flows

(in thousands)

For the period January 20, 2004 (initial capitalization) through December 31, 2004
Cash flow from operating activities:
Net income	$1,259
Adjustments to reconcile to cash provided by operating activities:
Depreciation	1,881
Changes in operating assets and liabilities, net of amounts acquired/assumed:
Due from third party manager	(511)
Other assets	(77)
Accrued expenses	352

Net cash provided by operating activities	2,904

Cash flow from investing activities:
Cash paid in acquisition of hotels	(180,758)
Cash paid for potential acquisition of hotels	(1,575)
Acquisition of other real estate	(924)
Capital improvements	(289)
Net increase in cash restricted for property improvements	(294)

Net cash used in investing activities	(183,840)

Cash flow from financing activities:
Payment of financing costs	(68)
Repayment of secured notes payable	(46)
Net proceeds from issuance of common stock	333,295
Cash distributions paid to shareholders	(9,479)

Net cash provided by financing activities	323,702

Increase in cash and cash equivalents	142,766

Cash and cash equivalents, beginning of period	24

Cash and cash equivalents, end of period	$142,790

Supplement information:
Interest paid	$107

Non-cash transactions:
Notes payable-secured assumed in acquisitions	$6,603

See notes to consolidated financial statements.

Note: The company was formed on January 20, 2004 and commenced operations on May 28, 2004.

Notes to Consolidated Financial Statements

Note 1

General Information and Summary of Significant Accounting Policies

Organization

Apple REIT Six, Inc. (the “Company”) is a Virginia corporation formed to invest in hotels, residential apartment communities and other selected real estate in selected metropolitan areas in the United States. Initial capitalization occurred on January 20, 2004 and operations began on May 28, 2004 when the Company acquired its first hotel. Therefore, no comparative statement of operations or cash flows for prior periods can be presented. The Company has no foreign operations or assets and its operating structure includes only one segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

The Company intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The REIT Modernization Act, effective January 1, 2001, permits real estate investment trusts to establish taxable businesses to conduct certain previously disallowed business activities. The Company has wholly-owned taxable REIT subsidiaries (collectively, the “Lessee”), which lease all of the Company’s hotels. The hotels are operated and managed by affiliates of either Marriott International Inc. (“Marriott”) or Stonebridge Realty Advisors Inc. (“Stonebridge”) under hotel management agreements.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less. The fair market value of cash and cash equivalents approximates their carrying value. All cash and cash equivalents are currently held at one institution, Wachovia Bank, N.A, and the balances may at times exceed federal depository insurance limits.

Investment in Hotels and Related Depreciation

The hotels are stated at cost, net of depreciation, and include real estate brokerage commissions paid to Apple Six Realty Group, Inc. (“ASRG”), a related party owned by Glade M. Knight, Chairman, CEO and President of the Company. Repair and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements are capitalized. Depreciation is computed using the straight-line method over estimated useful lives of the assets, which are 39 years for buildings and major improvements and three to seven years for furniture and equipment.

The Company considers expenditures to be capital in nature based on the following criteria: (1) for a single asset, the cost must be at least $500, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; (2) for group purchases of 10 or more identical assets, the unit cost for each asset must be at least $50, with the aggregate cost of the group purchase being at least $750, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; (3) for major repairs to buildings, the repair must be at least $2,500 and the useful life of the asset must be substantially extended.

The Company records impairment losses on hotel properties used in the operations if indicators of impairment are present, and the undiscounted cash flows estimated to be generated by the respective properties are less than their carrying amount. Impairment losses are measured as the difference between the asset’s fair value less cost to sell, and its carrying value. No impairment losses have been recorded to date.

The purchase price of real estate properties acquired is allocated to the various components, such as land, buildings and improvements, intangible assets and in-place leases as appropriate, in accordance with Statement

Notes to Consolidated Financial Statements—(Continued)

of Financial Accounting Standards No. 141, “Business Combinations”. The purchase price is allocated based on the fair value of each component at the time of acquisition. Generally, the Company does not acquire real estate assets that have in-place leases as lease terms for hotel properties are very short term in nature. There has been no allocation of purchase price to intangible assets such as management contracts and franchise agreements as such contracts are generally at current market rates and any other value attributable to these contracts are not considered material.

Revenue Recognition

Revenue is recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services.

Offering Costs

As of December 31, 2004, the Company had incurred approximately $38.5 million in costs related to its best-efforts offering of Units. Each Unit is equal to one common share, no par value and one Series A preferred share of the Company. The first closing of Units occurred on April 23, 2004 with the sale of 4,761,905 Units at $10.50 per Unit, with proceeds net of commissions totaling $45 million. As of December 31, 2004, the Company had closed on additional sales of 29,257,787 Units at $11.00 per Unit, with proceeds net of commissions totaling approximately $289.7 million.

Comprehensive Income

The Company recorded no comprehensive income for the period ended December 31, 2004.

Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. There were no dilutive shares outstanding at December 31, 2004. As a result, basic and dilutive outstanding shares were the same. Series B preferred convertible shares are not included in earnings per common share calculations until such time it becomes probable that such shares can be converted to common shares (see Note 4).

Federal Income Taxes

The Company is operated as, and will annually elect to be taxed as, a REIT under Section 856 to 860 of the Internal Revenue Code. Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the estimated useful lives used to compute depreciation. The characterization of 2004 distributions of $0.55 per share for tax purposes was 47% ordinary income and 53% return of capital (unaudited).

The Lessee, as a taxable REIT subsidiary of the Company, is subject to federal and state income taxes. The taxable REIT subsidiary incurred a loss for the year ended December 31, 2004, and therefore did not have any tax expense. No operating loss benefit has been recorded in the consolidated balance sheet since realization is uncertain. Total net operating loss carry forward for federal income tax purposes was approximately $2.9 million. There are no material differences between the book and tax basis of the Company’s assets.

Sales and Marketing Costs

Sales and marketing costs are expensed when incurred. These costs represent the expense for franchise advertising and reservation systems under the terms of the hotel management and franchise agreements and general and administrative expenses that are directly attributable to advertising and promotion.

Notes to Consolidated Financial Statements—(Continued)

Stock Incentive Plans

The Company elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for its employee stock options. As discussed in Note 5, the alternative fair value accounting provided for under FASB Statement No. 123, “Accounting for Stock-Based Compensation”, (“FASB 123”) requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s stock options equals the market price of the underlying stock on the date of grant and other criteria are met, no compensation expense is recognized.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Summary of Significant Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) and subsequently revised FIN 46 in December 2003. Effective January 1, 2004, the Company adopted the provisions of FIN 46. The Company did not identify any variable interest entities (VIEs) of which the Company is the primary beneficiary, thus, the Company was not required to consolidate any VIEs.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123 (R) is similar to the approach described in Statement 123. However, Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values, pro forma disclosure is no longer an alternative. Statement 123 (R) must be adopted no later than July 1, 2005 by the Company. The Company is in the process of analyzing the impact of this new standard.

Note 2

Investments in Hotels

As of December 31, 2004, the Company owned 11 hotels consisting of the following: one Courtyard by Marriott hotel, one full service Marriott hotel, one Homewood Suites by Hilton hotel, two Springhill Suites by Marriott hotels, three Hilton Garden Inn hotels, and three Hampton Inn by Hilton hotels. The hotels are located in various states and, in aggregate, consist of 1,504 rooms.

Investment in hotels consisted of the following:

Land	$32,300,563
Building and Improvements	146,359,037
Furniture, Fixtures and Equipment	7,305,111

185,964,711
Less Accumulated Depreciation	(1,881,205)

Investments in Hotels, net	$184,083,506

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the location, brand, date acquired, gross purchase price and number of rooms for each hotel:

City	State	Franchise/Brand	Date Acquired	Gross Purchase Price	Rooms
Ft. Worth	TX	Springhill Suites by Marriott	05/28/04	$13,340,000	145
Myrtle Beach	SC	Courtyard by Marriott	06/08/04	9,200,000	135
Redmond	WA	Marriott	07/07/04	64,000,000	262
Anchorage	AK	Hilton Garden Inn	10/12/04	18,900,000	125
Anchorage	AK	Homewood Suites by Hilton	10/12/04	13,200,000	122
Arcadia	CA	Hilton Garden Inn	10/12/04	12,000,000	124
Arcadia	CA	Springhill Suites by Marriott	10/12/04	8,100,000	86
Glendale	CO	Hampton Inn & Suites by Hilton	10/12/04	14,700,000	133
Lakewood	CO	Hampton Inn by Hilton	10/12/04	10,600,000	170
Lake Forest	CA	Hilton Garden Inn	10/12/04	11,400,000	103
Phoenix	AZ	Hampton Inn by Hilton	10/12/04	6,700,000	99

			Total	$182,140,000	1,504

Substantially all of the purchases were funded with proceeds of the Company’s ongoing best-efforts offering of Units. The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries (collectively, the “lessee”) under master hotel lease agreements. The Company also used the proceeds of its ongoing offering to pay 2% of the gross purchase price for these hotels, which equals approximately $3.6 million, as a commission to ASRG.

No goodwill or intangible assets were recorded in connection with any of the acquisitions.

Note 3

Notes Payable and Credit Agreements

During the first quarter of 2004, the Company obtained an unsecured line of credit, with a principal amount of $400,000, to fund some of its offering expenses. The lender was Wachovia Bank, N.A. The line of credit bore interest at the bank’s prime rate and interest was payable monthly. Glade M. Knight, the Company’s Chairman, Chief Executive Officer and President, guaranteed repayment of the line of credit. Mr. Knight did not receive any consideration in exchange for providing this guarantee. The Company repaid this debt in May 2004 with proceeds from the sale of Units and extinguished the line of credit.

In conjunction with the October 2004 acquisition of the Hampton Inn & Suites hotel in Glendale, Colorado, the Company assumed debt in the amount of $6,602,661 which is secured by a first mortgage on the hotel. The loan matures on January 1, 2013. As of December 31, 2004, the outstanding principal balance for this loan was $6,557,172. The annual interest rate is 6.93% and payments of principal and interest are due in monthly installments. The amount due each month is $53,206 with a balloon payment of $4,649,923 due January 1, 2013.

The aggregate amounts of principal payable under the Company’s promissory note, for the five years subsequent to December 31, 2004 are as follows:

Total
2005	$190,021
2006	203,616
2007	218,184
2008	233,794
2009	250,520
Thereafter	5,461,037

$6,557,172

Notes to Consolidated Financial Statements—(Continued)

Note 4

Shareholders’ Equity

The Company is currently conducting an on-going best-efforts offering. The Company registered its Units on Registration Statement Form S-11 (File No. 333-112169) filed April 20, 2004. The Company began its best-efforts offering (the “Offering”) of Units, on the same day the Registration Statement was declared effective by the Securities and Exchange Commission. Each Unit consists of one common share and one Series A preferred share. The Offering is continuing as of the date of these financial statements. The managing underwriter is David Lerner Associates, Inc and all of the Units are being sold for the Company’s account.

The Series A preferred shares have no voting rights and no conversion rights. In addition, the Series A preferred shares are not separately tradable from the common shares to which they relate. The Series A preferred shares do not have any distribution rights except a priority distribution upon the sale of the Company’s assets. The priority distribution (“Priority Distribution”) will be equal to $11.00 per Series A preferred share, and will be paid before any distribution will be made to the holders of any other shares. Upon the Priority Distribution the Series A preferred shares will have no other distribution rights.

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

(2) the termination or expiration without renewal of the advisory agreement with Apple Six Advisors, Inc. (“ASA”), or if the Company ceases to use ASRG to provide property acquisition and disposition services; or

(3) the Company’s common shares are listed on any securities exchange or quotation system or in any established market.

Notes to Consolidated Financial Statements—(Continued)

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

Compensation expense related to issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares is probable. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. Although the fair market value cannot be determined at this time, compensation expense if the maximum offering is achieved could range from $0 to in excess of $63 million (assumes $11 per unit fair market value). Based on equity raised through December 31, 2004, if a triggering event had been probable, compensation expense would have ranged from $0 to $22.4 million.

The Company’s articles of incorporation authorize issuance of up to 15 million additional preferred shares. No preferred shares other than the Series A preferred shares and the Series B convertible preferred shares (discussed above) have been issued. The Company believes that the authorization to issue additional preferred shares benefits the Company and its shareholders by permitting flexibility in financing additional growth, giving the Company additional financing options in corporate planning and in responding to developments in business, including financing of additional acquisitions and other general corporate purposes. Having authorized preferred shares available for issuance in the future gives the Company the ability to respond to future developments and allows preferred shares to be issued without the expense and delay of a special shareholders’ meeting. At present, the Company has no specific financing or acquisition plans involving the issuance of additional preferred shares

Notes to Consolidated Financial Statements—(Continued)

and the Company does not propose to fix the characteristics of any series of preferred shares in anticipation of issuing preferred shares other than the Series A preferred shares and Series B convertible preferred shares discussed above. The Company cannot now predict whether or to what extent, if any, additional preferred shares will be used or if so used what the characteristics of a particular series may be. The voting rights and rights to distributions of the holders of common shares will be subject to the prior rights of the holders of any subsequently-issued preferred shares. Unless otherwise required by applicable law or regulation, the preferred shares would be issuable without further authorization by holders of the common shares and on such terms and for such consideration as may be determined by the board of directors. The preferred shares could be issued in one or more series having varying voting rights, redemption and conversion features, distribution (including liquidating distribution) rights and preferences, and other rights, including rights of approval of specified transactions. A series of preferred shares could be given rights that are superior to rights of holders of common shares and a series having preferential distribution rights could limit common share distributions and reduce the amount holders of common shares would otherwise receive on dissolution.

Note 5

Stock Incentive Plans

On January 20, 2004, the Board of Directors approved a Non-Employee Directors Stock Option Plan (the “Directors Plan”) whereby directors, who are not employees of the Company or affiliates, automatically receive the option to purchase Units. Under the Directors Plan, the number of Units authorized for issuance is equal to 45,000 plus 1.8% of the number of Units sold in excess of the minimum offering of 4,761,905 Units. This plan currently relates to the initial public offering of 91,125,541 Units. Therefore, the maximum number of Units authorized under the Directors Plan is currently 571,640 based on the number of shares issued as of December 31, 2004. The options expire 10 years from the date of grant.

On January 20, 2004, the Board of Directors approved an Incentive Stock Option Plan (the “Incentive Plan”) whereby incentive awards may be granted to certain employees of the Company or affiliates. Under the Incentive Plan, the number of Units authorized for issuance is equal to 35,000 plus 4.625% of the number of Units sold in the initial offering in excess of 4,761,905. This plan also currently relates to the initial public offering of 91,125,541 Units. Therefore, the maximum number of Units that can be issued under the Incentive Plan is currently 1,388,173 based on the number of shares issued as of December 31, 2004.

Both plans generally provide, among other things, that options be granted at exercise prices not lower than the market value of the Units on the date of grant. Under the Incentive Plan, at the earliest, options become exercisable at the date of the grant. The options expire 10 years from the date of the grant. In the first quarter of 2004, the Company granted 22,000 options to purchase shares under the Directors Plan and granted no options under the Incentive Plan. In the second quarter of 2004, the Company granted 7,548 options to purchase shares under the Directors Plan and granted no options under the Incentive Plan. All of the options issued vested at the date of issuance. No options were granted under the Directors Plan or Incentive Plan during the third or fourth quarter of 2004. Activity in the Company’s share option plan during 2004 is summarized in the following table:

2004
Outstanding, beginning of year:	—
Granted	29,548
Exercised	—
Expired or canceled	—

Outstanding, end of year:	29,548

Exercisable, end of year:	29,548

The weighted-average exercise price:	$11.00

Notes to Consolidated Financial Statements—(Continued)

The following information about stock-based compensation costs reconciles the difference of accounting for stock-based compensation under the intrinsic value method of APB No. 25 and related interpretations and the fair value method prescribed under SFAS No. 123.

Year ended December 31, 2004
Net income, as reported	$1,259,273
Deduct: Stock-based compensation expense* determined under fair value based method for all awards, net of related tax effects	32,503

Pro forma net income as if the fair value method had been applied to all option grants	$1,226,770

Income per common share
Basic and diluted-as reported	$0.10
Basic and diluted-pro forma	$0.10

*	All options issued to date have been 100% vested upon issuance.

Pro forma information regarding net income and earnings per share is required by FASB 123, under the fair value method described in that statement. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used: risk-free interest rates of 4.14%, expected volatility of approximately 0.272, expected dividend yield of 8% and expected life of approximately 10 years. Fair value of options granted was $1.10.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

Note 6

Management and Franchise Agreements

During 2004, Marriott, or one of its affiliates, managed three of the Company’s hotels under three separate management agreements. In addition to management of the hotels, the agreements provide the Company with access to Marriott’s intellectual property and proprietary sales system. The agreements generally provide for initial terms of 20 to 30 years with the potential to renew, contingent on mutual consent, for up to an additional 30 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, marketing fees, reservation system fees as well as other fees which are allocated among all Marriott hotels receiving such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. Marketing and reservation system fees are based on a percentage of guest room revenues. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied.

During 2004, Stonebridge managed eight of the Company’s hotels under eight separate management agreements. The agreements generally provide for initial terms of two years with the potential to renew for an additional 18 years. The first two renewal terms, the first for three years and the second for five years, are at the discretion of Stonebridge. The second two renewal terms, both for five years, are based on mutual consent. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels, managed by Stonebridge, that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in

Notes to Consolidated Financial Statements—(Continued)

excess of a priority return to the Company, as defined in the management agreements. The first two years of the agreements also include a performance guarantee from Stonebridge. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. Stonebridge is not affiliated with either Marriott or Hilton, as a result, these hotels obtained eight separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for a term of 13 to 20 years. Fees associated with the agreements generally include the payment of royalty fees and program fees. The Marriott franchise agreement provides for an initial term of 15 years. The Company has the option to renew under the same terms for one additional ten year period. Fees associated with the agreement include the payment of royalty fees, marketing fees, reservation fees and a communications support fee.

As of December 31, 2004, management fees, system fees and franchise fees totaled $875,000, or 6% of revenue. These expenses are included in franchise and management fees in the consolidated statements of operations.

Note 7

Related Parties

The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company has a contract with ASRG, a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of December 31, 2004, total payments to ASRG for services under the terms of this contract were $3.6 million, which was capitalized as a part of the purchase price of the hotels.

The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“ASA”), pursuant to which ASA provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. ASA utilizes Apple Hospitality Two, Inc. (“AHT”) to provide these services. Payments and expenses to ASA in 2004, totaled $427,000.

Mr. Knight is also Chairman and CEO of Apple Hospitality Two, Inc. (a hospitality REIT), Apple Hospitality Five, Inc. (a hospitality REIT), Cornerstone Realty Income Trust, Inc. (an apartment REIT), ASRG and ASA. The Company’s Board of Directors is the same as Apple Hospitality Two, Inc. and Apple Hospitality Five, Inc.

Note 8

Pro Forma Information (Unaudited)

The following unaudited pro forma information for the year ended December 31, 2004, is presented as if the acquisitions of the 11 hotels occurred on January 1, 2004. The pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions, in fact, had occurred on January 1, 2004, nor does it purport to represent the results of operations for future periods.

Year ended December 31, 2004
Hotel revenues	$34,442,089
Net income	$6,142,973
Net income per share-basic and diluted	$0.41

Notes to Consolidated Financial Statements—(Continued)

The pro forma information reflects adjustments for actual revenues and expenses of the 11 hotels acquired in 2004 for the respective period in 2004 prior to acquisition by the Company. Net income has been adjusted as follows: (1) depreciation has been adjusted based on the Company’s basis in the hotels; (2) advisory expenses have been adjusted based on the Company’s contractual arrangements; and (3) common stock raised during 2004 to purchase these hotels has been adjusted to reflect issuances as of January 1, 2004.

Note 9

Commitments

The Company has entered into contracts for the purchase of eight additional hotels. Three of the eight hotels are under construction and should be completed over the next twelve months. The Company does not guarantee the debt or any other obligations related to construction. Furthermore, the Company is only obligated to purchase the properties upon satisfaction of certain conditions. The other five hotels are expected to close in the first half of 2005. Although the Company believes there is a reasonable probability that it will acquire these hotels, there can be no assurance that all of the conditions to closing will be satisfied. The following table summarizes the location, brand, gross purchase price and number of rooms for each hotel:

City	State	Franchise/Brand	Rooms	Gross Purchase Price
Foothill Ranch	CA	Hampton Inn by Hilton	84	$7,400,000
Anchorage	AK	Hampton Inn by Hilton	101	11,500,000
Bakersfield	CA	Hilton Garden Inn	120	11,500,000
Laredo	TX	Residence Inn by Marriott	109	11,445,000
Laredo	TX	Homewood Suites by Hilton	105	10,500,000
Houston	TX	Residence Inn by Marriott	130	13,600,000
Tallahassee	FL	Hilton Garden Inn	99	11,000,000
Orlando	FL	Courtyard by Marriott	86	6,000,000

		Total	834	$82,945,000

Note 10

Subsequent Events

In January 2005, the Company declared and paid $2,494,799 or $.073 per share, in a distribution to its common shareholders.

In February 2005, the Company declared and paid $2,762,046 or $.073 per share, in a distribution to its common shareholders.

In January 2005, the Company closed on an additional 3,644,247 Units, representing gross proceeds of $40,086,717 and proceeds net of selling and marketing costs of $36,078,045.

In February 2005, the Company closed on an additional 4,328,700 Units, representing gross proceeds of $47,615,700 and proceeds net of selling and marketing costs of $42,854,130.

Note 11

Industry Segments

The Company owns extended-stay and limited service hotel properties throughout the United States that generate rental and other property related income. The Company separately evaluates the performance of each of

Notes to Consolidated Financial Statements—(Continued)

its hotel properties. However, because each of the hotels have similar economic characteristics, facilities, and services, the properties have been aggregated into a single operating segment. All segment disclosures are included in, or can be derived from, the Company’s consolidated financial statements.

Note 12

Quarterly Financial Data (unaudited)

The following is a summary of quarterly results of operations for the period ended December 31, 2004:

(in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$—	$428	$5,128	$8,879
Net income / (loss)	$(6)	$40	$474	$751
Basic and diluted income / (loss) per common share	$—	$0.01	$0.03	$0.03
Distributions paid per share	$—	$0.11	$0.22	$0.22

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A.    Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective and that there have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Since that evaluation process was completed, there have been no significant changes in internal controls or in other factors that could significantly affect these controls.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

For information with respect to the Company’s directors and executive officers, see the information in the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 11.    Executive Compensation

For information with respect to the Company’s executive compensation, see the information in the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

For information with respect to the Company’s security ownership of certain beneficial owners and management related shareholder matters, see the information in the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

For information with respect to the Company’s certain relationships and related transactions, see the information in the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

For information with respect to the Company’s principal accountant fees and services, see the information in the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

For information with respect to the Company’s pre-approval policies for audit and non-audit services, see the information in the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

1. Financial Statements of Apple REIT Six, Inc.

Report of Independent Registered Public Accounting Firm—Ernst & Young

Consolidated Balance Sheet as of December 31, 2004 and January 20, 2004

Consolidated Statement of Operations for the period ended December 31, 2004

Consolidated Statement of Shareholders’ Equity for the period ended December 31, 2004

Consolidated Statement of Cash Flows for the period ended December 31, 2004

Notes to Consolidated Financial Statements

These financial statements are set forth in Item 8 of this report and are hereby incorporated by reference.

2. Financial Statement Schedules

Schedule III—Real Estate and Accumulated Depreciation (Included at the end of this Part IV of this report.)

3. Exhibits

Incorporated herein by reference are the exhibits listed under “Exhibits Index” to this Report.

SCHEDULE III

Real Estate and Accumulated Depreciation

As of December 31, 2004

(dollars in thousands)

					Subsequently Capitalized
Description	Brand	Encumbrances	Initial Cost		Bldg. Imp. & FF&E	Total Gross Cost (1)	Acc. Deprec.	Date of Construction	Date Acquired	Depreciable Life	# of Rooms
			Land	Bldg./FF&E
Ft. Worth, TX	Springhill Suites by Marriott	$—	$2,125	$11,619	$—	$13,744	$(245)	2004	May-04	3 - 39 yrs.	145
Myrtle Beach, SC	Courtyard by Marriott	—	1,857	7,631	19	9,507	(141)	1999	Jun-04	3 - 39 yrs.	135
Redmond, WA	Marriott	—	9,504	56,168	—	65,672	(861)	2004	Jul-04	3 - 39 yrs.	262
Anchorage, AK	Hilton Garden Inn	—	4,236	14,808	—	19,044	(109)	2002	Oct-04	3 - 39 yrs.	125
Anchorage, AK	Homewood Suites by Hilton	—	1,863	11,381	—	13,244	(98)	2004	Oct-04	3 - 39 yrs.	122
Arcadia, CA	Hilton Garden Inn	—	1,733	10,285	—	12,018	(80)	1999	Oct-04	3 - 39 yrs.	124
Arcadia, CA	Springhill Suites by Marriott	—	1,633	6,459	—	8,092	(47)	1999	Oct-04	3 - 39 yrs.	86
Glendale, CO	Hampton Inn & Suites by Hilton	6,557	3,641	11,221	—	14,862	(81)	1999	Oct-04	3 - 39 yrs.	133
Lakewood, CO	Hampton Inn by Hilton	—	2,508	8,090	—	10,598	(69)	2003	Oct-04	3 - 39 yrs.	170
Lake Forest, CA	Hilton Garden Inn	—	1,600	9,765	—	11,365	(83)	2004	Oct-04	3 - 39 yrs.	103
Phoenix, AZ	Hampton Inn by Hilton	—	1,425	5,205	—	6,630	(40)	1998	Oct-04	3 - 39 yrs.	99
Richmond, VA	Corporate Office	—	176	743	270	1,189	(27)	1893	June-04	3 - 39 yrs.	N/A

		$6,557	$32,301	$153,375	$289	$185,965	$(1,881)

Real estate owned:	2004	Accumulated depreciation:	2004
Balance as of January 1	$—	Balance as of January 1	$—
Acquisitions	185,676	Depreciation expense	1,881
Improvements	289		—

Balance as of December 31	$185,965	Balance as of December 31	$1,881

(1)	The cost basis for Federal Income Tax purposes approximates the basis used in this schedule.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE REIT SIX, INC.

By:	/s/ GLADE M. KNIGHT	Date: March 9, 2005
Glade M. Knight,
Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: March 9, 2005
Bryan Peery,
Chief Accounting Officer (Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ GLADE M. KNIGHT	Date: March 9, 2005
Glade M. Knight, Director

By:	/s/ LISA B. KERN	Date: March 9, 2005
Lisa B. Kern, Director

By:	/s/ BRUCE H. MATSON	Date: March 9, 2005
Bruce H. Matson, Director

By:	/s/ MICHAEL S. WATERS	Date: March 9, 2005
Michael S. Waters, Director

By:	/s/ ROBERT M. WILY	Date: March 9, 2005
Robert M. Wily, Director

Exhibit Number	Description

1.1

Agency agreement between the Registrant and David Lerner Associates, Inc. with form of selected Dealer Agreement attached as Exhibit A thereto. (Incorporated by reference to Exhibit 1.1 to the registrant’s quarterly report on Form

10-Q (SEC File No. 333-112169) filed May 13, 2004)

1.2	Form of Escrow Agreement. (Incorporated by reference to Exhibit 1.2 to the registrant’s quarterly report on Form 10-Q (SEC File No. 333-112169) filed May 13, 2004)

3.1	Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-11 (SEC File No. 333-112169) effective April 23, 2004)

3.2	Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-112169) effective April 23, 2004)

5.1	Opinion of McGuireWoods LLP as to the legality of the securities being registered. (Incorporated by reference to Exhibit 5.1 to the registrant’s registration statement on Form S-11 (SEC File No. 333-112169) effective April 23, 2004)

8.1	Opinion of McGuireWoods LLP as to certain tax matters. (Incorporated by reference to Exhibit 8.1 to the registrant’s registration statement on Form S-11 (SEC File No. 333-112169) effective April 23, 2004)

10.1	Management Agreement dated as of May 28, 2004 between Springhill SMC Corporation and Apple Six Services, L.P. (Incorporated by reference to Exhibit 10.1 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement o Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

10.2	Owner Agreement dated as of May 28, 2004 among Apple Six Hospitality Texas, L.P., Apple Six Services, L.P. and Springhill SMC Corporation (Incorporated by reference to Exhibit 10.2 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement o Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

10.3	Hotel Lease Agreement dated as of May 28, 2004 between Apple Six Hospitality Texas, L.P. and Apple Six Services, L.P. regarding the Fort Worth, Texas – Spring Hill Suites hotel (Incorporated by reference to Exhibit 10.3 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement o Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

10.4	Management Agreement dated as of June 8, 2004 between Courtyard Management Corporation and Apple Six Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.4 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement o Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

10.5	Owner Agreement dated as of June 8, 2004, but effective as of June 19, 2004, among Apple Six Hospitality, Inc., Apple Six Hospitality Management, Inc. and Courtyard Management Corporation (Incorporated by reference to Exhibit 10.5 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement o Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

10.6	Schedule of information for substantially identical Hotel Lease Agreement dated as of June 8, 2004 between Apple Six Hospitality, Inc. and Apple Six Hospitality Management, Inc. regarding the Myrtle Beach, South Carolina hotel (Incorporated by reference to Exhibit 10.6 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement o Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

10.7	Management Agreement dated as of July 22, 2002 between Marriott International, Inc. and Redmar Property, L.P., as assigned by Consent, Assignment and Assumption and Amendment of Management Agreement dated as of July 6, 2004, but effective June 12, 2004, among Marriott International, Inc., Redmar Property, L.P., Apple Six Hospitality Management, Inc. and Apple Six Hospitality, Inc. regarding the Redmond, Washington hotel (Incorporated by reference to Exhibit 10.7 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement o Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

10.8	Owner Agreement dated as of July 6, 2004, but effective as of June 12, 2004, among apple Six Hospitality Management, Inc., Apple Six Hospitality, Inc. and Marriott International, Inc. (Incorporated by reference to Exhibit 10.8 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement o Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

10.9	Hotel Lease Agreement dated as of June 12, 2004 between Apple Six Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.9 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement o Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

10.10	Advisory Agreement between the Registrant and Apple Six Advisors, Inc. (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q (SEC File No. 333-112169) filed May 13, 2004)

10.11	Property Acquisition/Disposition Agreement between the Registrant and Apple Six Realty Group, Inc. (Incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q (SEC File NO. 333-112169) filed May 13, 2004)

10.12	Apple REIT Six, Inc. 2004 Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q (SEC File No. 333-112169) filed May 13, 2004)

10.13	Apple REIT Six, Inc. 2004 Non-Employee Directors Stock Option Plan. (Incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q (SEC File No. 333-112169) filed May 13, 2004)

10.14	Management Agreement dated as of July 22, 2002 between Marriott International, Inc. and Redmar Property, L.P., as assigned by Consent, Assignment and Assumption and Amendment of Management Agreement dated as of July 6, 2004, but effective June 12, 2004, among Marriott International, Inc., Redmar Property, L.P., Apple Six Hospitality Management, Inc. and Apple Six Hospitality, Inc. regarding the Redmond, Washington hotel (Incorporated by reference to Exhibit 10.7 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement o Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

10.15	Owner Agreement dated as of July 6, 2004, but effective as of June 12, 2004, among apple Six Hospitality Management, Inc., Apple Six Hospitality, Inc. and Marriott International, Inc. (Incorporated by reference to Exhibit 10.8 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement o Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

10.16	Management Agreement dated as of July 22, 2002 between Marriott International, Inc. and Redmar Property, L.P., as assigned by Consent, Assignment and Assumption and Amendment of Management Agreement dated as of July 6, 2004, but effective June 12, 2004, among Marriott International, Inc., Redmar Property, L.P., Apple Six Hospitality Management, Inc. and Apple Six Hospitality, Inc. regarding the Redmond, Washington hotel (Incorporated by reference to Exhibit 10.7 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

10.17	Owner Agreement dated as of July 6, 2004, but effective as of June 12, 2004, among apple Six Hospitality Management, Inc., Apple Six Hospitality, Inc. and Marriott International, Inc. (Incorporated by reference to Exhibit 10.8 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

10.18

Schedule of information for eight additional and substantially identical Hotel Lease Agreements dated as of October 12, 2004 regarding eight hotels (substantially identical to Exhibit 10.9 immediately above). (Incorporated by reference to

Exhibit 10.14 to the Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 (SEC File No. 333-112169) filed on October 29, 2004)

21.1	Subsidiaries of Apple REIT Six, Inc. (FILED HEREWITH)

31.1	Certification of the registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Action of 2002 (FILED HEREWITH).

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

* Denotes Compensation Plan.