Form 10-Q
period 2005-03-31
APPLE REIT SIX INC
filed 2005-05-05
CIK 1277151

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Number of registrant’s common shares outstanding as of April 30, 2005: 49,578,248

APPLE REIT SIX, INC.

FORM 10-Q

INDEX

PART I.	FINANCIAL INFORMATION		Page Number

	Item 1.	Financial Statements (Unaudited)

		Consolidated Balance Sheets - March 31, 2005 and December 31, 2004	3

		Consolidated Statements of Operations - Three months ended March 31, 2005 and the period January 20, 2004 (initial capitalization) through March 31, 2004	4

		Consolidated Statements of Cash Flows - Three months ended March 31, 2005 and the period January 20, 2004 (initial capitalization) through March 31, 2004	5

		Notes to Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

	Item 4.	Controls and Procedures	16

PART II.	OTHER INFORMATION:

	Item 1.	Legal Proceedings (not applicable)

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

	Item 3.	Defaults Upon Senior Securities (not applicable)

	Item 4.	Submission of Matters to a Vote of Security Holders (not applicable)

	Item 5.	Other Information (not applicable)

	Item 6.	Exhibits	18

Signatures			19

This Form 10-Q includes references to certain trademarks or servicemarks. Springhill Suites®, Courtyard® by Marriott, Residence Inn® by Marriott and Marriott Suites® trademarks are the property of Marriott International, Inc. or one of its affiliates. The Homewood Suites®, Hilton Garden Inn®, Hampton Inn® and Hampton Inn & Suites® trademarks are the property of Hilton Hotels Corporation or one or more of its affiliates. For convenience, the applicable trademark or servicemark symbol has been omitted but will be deemed to be included wherever the above-referenced terms are used.

Apple REIT Six, Inc.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	March 31, 2005	December 31, 2004
ASSETS
Investment in real estate, net of accumulated depreciation of $3,180 and $1,881, respectively	$223,900	$184,084
Cash and cash equivalents	210,213	142,790
Restricted cash-furniture, fixtures and other escrows	4,320	2,570
Due from third party manager, net	2,837	1,103
Other assets, net	2,271	1,712

TOTAL ASSETS	$443,541	$332,259

LIABILITIES
Notes payable-secured	$12,041	$6,557
Accounts payable and accrued expenses	390	603

TOTAL LIABILITIES	12,431	7,160

SHAREHOLDERS’ EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	—	—
Series A preferred stock, no par value, authorized 200,000,000 shares; issued and outstanding 45,257,882 and 34,019,692 shares, respectively	—	—
Series B convertible stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 and 240,000 shares, respectively	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 45,257,882 and 34,019,692 shares, respectively	444,530	333,295
Distributions greater than net income	(13,444)	(8,220)

TOTAL SHAREHOLDERS’ EQUITY	431,110	325,099

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$443,541	$332,259

See notes to consolidated financial statements.

Note: The company was formed on January 20, 2004 and commenced operations on May 28, 2004.

Apple REIT Six, Inc.

Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three months ended March 31, 2005	For the period January 20, 2004 (initial capitalization) through March 31, 2004
Revenues:
Room revenue	$10,222	$—
Other revenue	1,685	—

Total revenue	11,907	—

Expenses:
Operating expense	3,320	—
Hotel administrative expense	1,157	—
Sales and marketing	924	—
Utilities	417	—
Repair and maintenance	404	—
Franchise fees	248	—
Management fees	391	—
Taxes, insurance and other	597	—
General and administrative	523	3
Depreciation expense	1,299	—

Total expenses	9,280	3

Operating income (loss)	2,627	(3)

Interest income	638	—
Interest expense	(154)	(3)

Net income (loss)	$3,111	$(6)

Basic and diluted income (loss) per common share	$0.08	$(629.00)

Weighted average shares outstanding - basic and diluted	38,960	—

Distributions declared per common share	$0.22	$—

See notes to consolidated financial statements.

Note: The company was formed on January 20, 2004 and commenced operations on May 28, 2004.

Apple REIT Six, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three months ended March 31, 2005	For the period January 20, 2004 (initial capitalization) through March 31, 2004
Cash flow from operating activities:
Net income / (loss)	$3,111	$(6)
Adjustments to reconcile to cash provided by operating activities:
Depreciation	1,299	—
Changes in operating assets and liabilities, net of amounts acquired/assumed:
Due from third party manager	(1,387)	—
Other assets	(85)	—
Accrued expenses	(275)	—

Net cash provided (used) by operating activities	2,663	(6)

Cash flow from investing activities:
Cash paid in acquisition of hotels	(36,462)	—
Cash paid for potential acquisition of hotels	(639)	—
Acquisition of other real estate	(508)	—
Capital improvements	(86)	—
Net increase in cash restricted for property improvements	(292)	—

Net cash used in investing activities	(37,987)	—

Cash flow from financing activities:
Payment of financing costs	(106)	—
Repayment of secured notes payable	(47)	—
Borrowings under a line of credit	—	400
Net proceeds from issuance of common stock	111,235	(156)
Cash distributions paid to shareholders	(8,335)	—

Net cash provided by financing activities	102,747	244

Increase in cash and cash equivalents	67,423	238

Cash and cash equivalents, beginning of period	142,790	24

Cash and cash equivalents, end of period	$210,213	$262

Supplement information:
Interest paid	$113	$3

Non-cash transactions:
Notes payable-secured assumed in acquisitions	$5,531	$—

See notes to consolidated financial statements.

Note: The company was formed on January 20, 2004 and commenced operations on May 28, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financials should be read in conjunction with the Company’s audited financial statements included in its 2004 Annual Report on Form 10-K. Operating results for the period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the period ending December 31, 2005.

Note 2

General Information and Summary of Significant Accounting Policies

Organization

Apple REIT Six, Inc. (together with its wholly owned subsidiaries the “Company”) is a Virginia corporation that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company, which began operations and acquired its first hotel on May 28, 2004, was formed to invest in hotels, residential apartment communities and other selected real estate in selected metropolitan areas in the United States. The consolidated financial statements include the accounts of the Company and its direct or indirect subsidiaries. All intercompany accounts and transactions have been eliminated.

Offering Costs

The Company is raising capital through a “best-efforts” offering of Units by David Lerner Associates, Inc., which receives selling commissions and a marketing expense allowance based on proceeds of the shares sold.

From the Company’s initial capitalization on January 20, 2004 through March 31, 2005, the Company incurred costs of approximately $50,925,443 related to its offering. These costs are reflected as a reduction to shareholders’ equity. As of March 31, 2005, the Company has closed on a total of 45,257,882 Units, representing net proceeds of $444,530,304.

Earnings per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. Series B convertible shares are not convertible based on market conditions, therefore, they are not included in earnings per common share until such time it becomes probable that such shares can be converted to common shares.

Comprehensive Income

The Company recorded no comprehensive income during the periods reported.

Stock Incentive Plans

As the exercise price of the Company’s stock options equals the market price of the underlying stock, the Company has not recognized any stock compensation expenses associated with its stock options during the period ended March 31, 2005 and 2004.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123 (R) is similar to the approach described in Statement 123. However, Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values, pro forma disclosure is no longer an alternative. Statement 123 (R) must be adopted no later than January 1, 2006 by the Company. The Company is in the process of analyzing the impact of this new standard.

Note 3

Property Acquisitions

The Company purchased 4 hotels in the first quarter of 2005. The following table summarizes the location, brand, date acquired, number of rooms, gross purchase price and debt assumed for each hotel acquired. All dollar amounts are in thousands.

Location	Brand	Date Acquired	Rooms	Gross Purchase Price	Debt Assumed
Anchorage, AK	Hampton Inn	3/14/05	101	$11,500	$5,531
Bakersfield, CA	Hilton Garden Inn	3/18/05	120	11,500	—
Tallahassee, FL	Hilton Garden Inn	3/18/05	99	10,850	—
Lake Mary, FL	Courtyard	3/18/05	86	6,000	—

		Total	406	$39,850	$5,531

Substantially all of the purchases were funded with proceeds of the Company’s ongoing best-efforts offering of Units. The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries under master hotel lease agreements. The Company also used the proceeds of its ongoing offering to pay 2% of the gross purchase price for these hotels, which equals $797,000, as a commission to Apple Six Realty Group, Inc. (“ASRG”). ASRG is owned by the Company’s Chairman, Chief Executive Officer and President, Glade M. Knight.

Stonebridge Realty Advisors, Inc., or one of its affiliates, will manage both the Hampton Inn Anchorage and the Courtyard Lake Mary. Hilton Hotels Corporation, or one of its affiliates, will manage the Hilton Garden Inn Bakersfield and the Hilton Garden Inn Tallahassee. The terms and fees of the four new management agreements are similar to the Company’s existing management agreements.

No goodwill or intangible assets were recorded in connection with any of the acquisitions.

As of March 31,2005, investment in real estate consisted of the following (in thousands):

Land	$36,633
Building and Improvements	181,621
Furniture, Fixtures and Equipment	8,826

227,080
Less Accumulated Depreciation	(3,180)

Investment in real estate, net	$223,900

The company has entered into purchase contracts for ten additional hotels. Eight of the ten hotels are under construction and should be completed over the next nine months. The other two hotels are expected to close in the first half of 2005. Although the Company believes there is a reasonable probability that it will acquire these hotels, there can be no assurance that all of the conditions to closing will be satisfied. The following table summarizes the location, brand, gross purchase price and number of rooms for each hotel. All dollar amounts are in thousands.

Location	Brand	Rooms	Gross Purchase Price
Foothill Ranch, CA	Hampton Inn	84	$7,400
Laredo, TX	Residence Inn	109	11,445
Laredo, TX	Homewood Suites	105	10,500
Houston, TX	Residence Inn	130	13,600
Boulder, CO	Marriott	157	30,000
Somerset, NJ	Homewood Suites	123	(a	)
Mount Olive, NJ	Residence Inn	123	(a	)
Wallingford, CT	Homewood Suites	104	(a	)
Rocky Hill, CT	Residence Inn	96	(a	)
Farmington, CT	Courtyard	119	(a	)

	Total	1,150	$143,945

(a)	The gross purchase price for these five hotels is $71 million. However, the gross purchase price has yet to be allocated to the individual hotels.

Note 4

Related Parties

The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company has a contract with ASRG, a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of March 31, 2005, payments to ASRG for services under the terms of this contract have totaled $4.4 million, which were capitalized as a part of the purchase price of the hotels.

The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“ASA”), pursuant to which ASA provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. ASA utilizes Apple Hospitality Two, Inc. to provide these services. Expenses related to the ASA agreement, for the period ended March 31, 2005, totaled approximately $300,000.

Mr. Knight is also Chairman and CEO of Apple Hospitality Two, Inc. (a hospitality REIT), Apple Hospitality Five, Inc. (a hospitality REIT), ASRG and ASA. The Company’s Board of Directors is the same as Apple Hospitality Two, Inc. and Apple Hospitality Five, Inc.

Note 5

Shareholders’ Equity

Compensation expense related to issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares is probable. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. Although the fair market value cannot be determined at this time, compensation expense if the maximum offering is achieved could range from $0 to in excess of $63 million (assumes $11 per unit fair market value). Based on equity raised through March 31, 2005, if a triggering event had been probable, compensation expense would have ranged from $0 to $28.8 million which represent 2.6 million shares of common stock.

Note 6

Pro Forma Information

The following unaudited pro forma information for the three months ended March 31, 2005, is presented as if the acquisitions of the Company’s four new hotels occurred on January 1, 2005. The pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions, in fact, had occurred on January 1, 2005, nor does it purport to represent the results of operations for future periods.

For the period ended March 31, 2005 (in thousands, except per share data)
Hotel revenues	$14,118
Net income	$3,289
Net income per share-basic and diluted	$0.08

The pro forma information reflects adjustments for actual revenues and expenses of the four hotels acquired as of March 31, 2005 for the respective period in 2005 prior to acquisition by the Company. Net income has been adjusted as follows: (1) interest income was adjusted to reflect the reduction in cash and cash equivalents required to fund the acquisitions; (2) depreciation has been adjusted based on the Company’s basis in the hotels; (3) interest expense has been adjusted to reflect the assumption of debt associated with acquisition of the Hampton Inn hotel in Anchorage, Alaska.

Note 7

Subsequent Events

On April 15, 2005, the Company declared and paid $3.3 million or $.073 per share, in a distribution to its common shareholders.

In April 2005, the Company closed on an additional 4,320,366 Units, representing gross proceeds of $47.5 million and proceeds net of selling and marketing costs of $42.8 million.

On April 21, 2005, the Company closed on the purchase of a Hampton Inn hotel in Foothill Ranch, California, which contains 84 rooms and was in operation when acquired. The gross purchase price of the hotel was $7.4 million. In conjunction with this acquisition, the Company assumed debt in the amount of $4.5 million, which is secured by a first mortgage on the hotel.

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

Overview

Apple REIT Six, Inc. (together with its wholly owned subsidiaries, the “Company”) is a Virginia corporation that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company was formed to invest in hotels, residential apartment communities and other selected real estate in selected metropolitan areas in the United States. Initial capitalization occurred on January 20, 2004, and the first hotel was acquired on May 28, 2004. The consolidated financial statements include the accounts of the Company and its direct or indirect subsidiaries. All intercompany accounts and transactions have been eliminated. The performance of the Company’s hotels can be influenced by many factors, including local hotel competition, local and national economic conditions and the performance of the individual managers assigned to its hotels. In evaluating financial condition and operating performance, the most important items on which the Company focuses are revenue measurements, such as average occupancy, average daily rate and revenue per available room, and expenses, such as hotel operating expenses, general and administrative and other expenses described below.

Hotels Owned

As of March 31, 2005, the Company owned a total of 15 hotels, with a total of 1,910 rooms. The following table summarizes the location, brand, manager, date acquired, gross purchase price and number of rooms for each hotel. All dollar amounts are in thousands.

Location	Brand	Manager	Date Acquired	Gross Purchase Price	Rooms
Ft. Worth, TX	Springhill Suites	Marriott	05/28/04	$13,340	145
Myrtle Beach, SC	Courtyard	Marriott	06/08/04	9,200	135
Redmond, WA	Marriott	Marriott	07/07/04	64,000	262
Anchorage, AK	Hilton Garden Inn	Stonebridge	10/12/04	18,900	125
Anchorage, AK	Homewood Suites	Stonebridge	10/12/04	13,200	122
Arcadia, CA	Hilton Garden Inn	Stonebridge	10/12/04	12,000	124
Arcadia, CA	Springhill Suites	Stonebridge	10/12/04	8,100	86
Glendale, CO	Hampton Inn & Suites	Stonebridge	10/12/04	14,700	133
Lakewood, CO	Hampton Inn	Stonebridge	10/12/04	10,600	170
Lake Forest, CA	Hilton Garden Inn	Stonebridge	10/12/04	11,400	103
Phoenix, AZ	Hampton Inn	Stonebridge	10/12/04	6,700	99
Anchorage, AK	Hampton Inn	Stonebridge	03/14/05	11,500	101
Bakersfield, CA	Hilton Garden Inn	Hilton	03/18/05	11,500	120
Tallahassee, FL	Hilton Garden Inn	Hilton	03/18/05	10,850	99
Lake Mary, FL	Courtyard	Stonebridge	03/18/05	6,000	86

			Total	$221,990	1,910

Substantially all of the purchases were funded with proceeds of the Company’s ongoing best-efforts offering of Units. The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries (collectively, the “lessee”) under master hotel lease agreements. The Company also used the proceeds of its ongoing offering to pay 2% of the gross purchase price for these hotels, which equals approximately $4.4 million, as a commission to Apple Six Realty Group, Inc. (“ASRG”). ASRG is owned by the Company’s Chairman, Chief Executive Officer and president, Glade M. Knight.

No goodwill or intangible assets were recorded in connection with any of the acquisitions.

Results of Operations

During the period from January 20, 2004 to May 27, 2004, the Company owned no properties, had no revenue and was engaged in initial capital-raising activities. Operations commenced on May 28, 2004, when the company purchased its first hotel in Ft. Worth, Texas. As a result, a comparison to the first quarter of 2004 would not be meaningful.

In general, performance at the Company’s hotels have met expected financial results. Hotel performance is impacted by many factors including the economic conditions in the United States, as well as each locality. As a result, there can be no assurance that the Company’s operating performance will continue to meet expectations in the future.

Revenues

The Company’s principal source of revenue is hotel room revenue and related other revenue. For the period ended March 31, 2005, the Company had total revenues of $11.9 million. For the period ended March 31, 2005, the hotels achieved average occupancy of 68%, an average daily rate (“ADR”) of $105 and revenue per available room (“RevPAR”) of $71. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR. RevPAR is expected to increase as newly opened properties gain market share.

For the period ended March 31, 2005, the Company had interest income of $0.6 million. Interest income represents earnings on excess cash invested in short term money market instruments.

Expenses

For the period ended March 31, 2005, hotel operating expenses totaled $6.9 million or 57.6% of total revenue. This percentage is expected to decrease as revenues for newly opened properties ramp up.

Taxes, insurance, and other expenses for the period ended March 31, 2005 were $0.6 million or 5% of total revenue.

General and administrative expense for the period ended March 31, 2005 was $0.5 or 4% of total revenue. The Company anticipates this percentage to decrease as the Company’s asset base grows. The principal components of general and administrative expense are advisory fees, legal fees, accounting fees and reporting expense.

Depreciation expense for the period ended March 31, 2005 was $1.3 million. Depreciation expense represents expense of the Company’s 15 hotels and related personal property for their respective periods owned.

Interest expense for the period ended March 31, 2005 was $0.2 million. Interest expense arose from debt assumed with the acquisition of the Hampton Inn & Suites in Glendale, Colorado and the Hampton Inn in Anchorage, Alaska.

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

From the Company’s initial capitalization on January 20, 2004 through March 31, 2005, the Company incurred costs of approximately $50.9 million related to its offering. These costs are reflected as a reduction to shareholders’ equity. As of March 31, 2005, the Company has closed on a total of 45,257,882 Units, representing gross proceeds and proceeds net of selling, marketing fees, and other costs of approximately $495.5 million and $444.5 million, respectively.

Through March 31, 2005, the Company has paid distributions totaling approximately $17.8 million which were paid monthly at a rate of $0.073 per share. The Company had its first investor closing on April 23, 2004 and acquired its first hotel on May 28, 2004. Due to this inherent delay between raising capital and investing that same capital in income producing real estate, the Company had significant amounts of cash earning interest at short term money market rates. As a result, a significant portion of the distributions have been a return of capital. The Company intends to continue paying dividends on a monthly basis at an annual rate of 8%. However, since there can be no assurance of the Company’s ability to acquire properties that provide income at this level, there can be no assurance as to the classification or duration of the distributions at this rate.

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

The company has entered into purchase contracts for ten additional hotels. Eight of the ten hotels are under construction and should be completed over the next nine months. The other two hotels are expected to close in the first half of 2005. Although the Company believes there is a reasonable probability that it will acquire these hotels, there can be no assurance that all of the conditions to closing will be satisfied. The following table summarizes the location, brand, gross purchase price and number of rooms for each hotel. All dollar amounts are in thousands.

Location	Brand	Rooms	Gross Purchase Price
Foothill Ranch, CA	Hampton Inn	84	$7,400
Laredo, TX	Residence Inn	109	11,445
Laredo, TX	Homewood Suites	105	10,500
Houston, TX	Residence Inn	130	13,600
Boulder, CO	Marriott	157	30,000
Somerset, NJ	Homewood Suites	123	(a	)
Mount Olive, NJ	Residence Inn	123	(a	)
Wallingford, CT	Homewood Suites	104	(a	)
Rocky Hill, CT	Residence Inn	96	(a	)
Farmington, CT	Courtyard	119	(a	)

	Total	1,150	$143,945

(a)	The gross purchase price for these five hotels is $71 million. However, the gross purchase price has yet to be allocated to the individual hotels.

Related Party Transactions

The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company has a contract with ASRG, a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of March 31, 2005, payments to ASRG for services under the terms of this contract have totaled $4.4 million, which were capitalized as a part of the purchase price of the hotels.

The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“ASA”), pursuant to which ASA provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. ASA utilizes Apple Hospitality Two, Inc. to provide these services. Expenses related to the ASA agreement, for the period ended March 31, 2005, totaled approximately $300,000.

Mr. Knight is also Chairman and CEO of Apple Hospitality Two, Inc. (a hospitality REIT), Apple Hospitality Five, Inc. (a hospitality REIT), ASRG and ASA. The Company’s Board of Directors is the same as Apple Hospitality Two, Inc. and Apple Hospitality Five, Inc.

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

Subsequent Events

On April 15, 2005, the Company declared and paid $3.3 million or $.073 per share, in a distribution to its common shareholders.

In April 2005, the Company closed on an additional 4,320,366 Units, representing gross proceeds of $47.5 million and proceeds net of selling and marketing costs of $42.8 million.

On April 21, 2005, the Company closed on the purchase of a Hampton Inn hotel in Foothill Ranch, California, which contains 84 rooms and was in operation when acquired. The gross purchase price of the hotel was $7.4 million. In conjunction with this acquisition, the Company assumed debt in the amount of $4.5 million, which is secured by a first mortgage on the hotel.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of March 31, 2005, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to changes in short term money market rates as it invests the proceeds from sale of Units pending use in acquisitions. Based on the Company’s cash invested at March 31, 2005, or $210 million, a 100 basis point change in interest rates will impact the Company’s net income by $2.1 million, all other factors remaining the same. Cash invested pending acquisitions will vary substantially during the coming year based on the amount of proceeds raised and the timing of acquisitions.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following tables set forth information concerning the Offering and the use of proceeds from the Offering as of March 31, 2005:

Units Registered:
	4,761,905 Units $10.50 per Unit	$50,000,000
	86,363,636 Units $11.00 per Unit	950,000,000

Totals:	91,125,541 Units	$1,000,000,000

Units Sold:
	4,761,905 Units $10.50 per Unit	$50,000,000
	40,495,977 Units $11.00 per Unit	445,455,747

Totals:	45,257,882 Units	$495,455,747

Expenses of Issuance and Distribution of Units

	1. Underwriting discounts and commission	49,545,565
	2. Expenses of underwriters	59,590
	3. Direct or indirect payments to directors or officers of the Company or their associates, to ten percent shareholders, or to affiliates of the Company	—
	4. Fees and expenses of third parties	1,320,288

	Total Expenses of Issuance and Distribution of Common Shares	50,925,443

	Net Proceeds to the Company	$444,530,304

	1. Purchase of real estate (including repayment of indebtedness incurred to purchase real estate)	$212,780,892
	2. Interest on indebtedness	—
	3. Working capital	227,309,612
	4. Fees to the following (all affiliates of officers of the Company):
	a. Apple Six Realty Group, Inc.	4,439,800
	5. Fees and expenses of third parties:
	a. Legal	—
	b. Accounting	—
	6. Other	—

	Total of Application of Net Proceeds to the Company	$444,530,304

Item 6. Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-11 (SEC File No. 333-112169) effective April 23, 2004)

3.2	Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-112169) effective April 23, 2004)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple REIT Six, Inc.

By:	/s/ Glade M. Knight	Date: May 5, 2005
Glade M. Knight,
Chairman of the Board,
Chief Executive Officer,
and President
(Principal Executive Officer)

By:	/s/ Bryan Peery	Date: May 5, 2005
Bryan Peery,
Chief Accounting Officer
(Principal Financial and Principal
Accounting Officer)