Form 10-Q
period 2005-06-30
APPLE REIT SIX INC
filed 2005-08-04
CIK 1277151

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File Number 000-51270

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

Number of registrant’s common shares outstanding as of July 31, 2005: 61,836,924

APPLE REIT SIX, INC.

FORM 10-Q

INDEX

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets - June 30, 2005 and December 31, 2004	3

	Consolidated Statements of Operations - Three months and six months ended June 30, 2005 and Three months ended June 30, 2004 and The period January 20, 2004 (initial capitalization) through June 30, 2004	4

	Consolidated Statements of Cash Flows - Six months ended June 30, 2005 and The period January 20, 2004 (initial capitalization) through June 30, 2004	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings (not applicable)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities (not applicable)

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information (not applicable)

Item 6.	Exhibits	22

Signatures		23

This Form 10-Q includes references to certain trademarks or servicemarks. SpringHill Suites®, Courtyard®, Residence Inn®, TownePlace Suites®, Fairfield Inn® and Marriott Suites® trademarks are the property of Marriott International, Inc. or one of its affiliates. The Homewood Suites®, Hilton Garden Inn®, Hampton Inn® and Hampton Inn & Suites® trademarks are the property of Hilton Hotels Corporation or one or more of its affiliates. For convenience, the applicable trademark or servicemark symbol has been omitted but will be deemed to be included wherever the above-referenced terms are used.

Apple REIT Six, Inc.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	June 30, 2005	December 31, 2004
ASSETS
Investment in real estate, net of accumulated depreciation of $5,226 and $1,881, respectively	$379,348	$184,084
Cash and cash equivalents	167,292	142,790
Restricted cash-furniture, fixtures and other escrows	3,107	2,570
Due from third party manager, net	4,845	1,103
Other assets, net	8,936	1,712

TOTAL ASSETS	$563,528	$332,259

LIABILITIES
Notes payable-secured	$16,450	$6,557
Accounts payable and accrued expenses	1,322	603

TOTAL LIABILITIES	17,772	7,160

SHAREHOLDERS’ EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	—	—
Series A preferred stock, no par value, authorized 200,000,000 shares; issued and outstanding 57,359,143 and 34,019,692 shares, respectively	—	—
Series B convertible stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 and 240,000 shares, respectively	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 57,359,143 and 34,019,692 shares, respectively	564,248	333,295
Distributions greater than net income	(18,516)	(8,220)

TOTAL SHAREHOLDERS’ EQUITY	545,756	325,099

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$563,528	$332,259

See notes to consolidated financial statements.

Note: The company was formed on January 20, 2004 and commenced operations on May 28, 2004.

Apple REIT Six, Inc.

Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three months ended June 30, 2005	Three months ended June 30, 2004	Six months ended June 30, 2005	For the period January 20, 2004 (initial capitalization) through June 30, 2004
Revenues:
Room revenue	$17,452	$406	$27,674	$406
Other revenue	2,139	21	3,824	21

Total revenue	19,591	427	31,498	427

Expenses:
Operating expense	5,159	95	8,479	95
Hotel administrative expense	1,746	35	2,903	35
Sales and marketing	1,474	30	2,398	30
Utilities	627	16	1,044	16
Repair and maintenance	612	17	1,016	17
Franchise fees	558	—	806	—
Management fees	647	27	1,038	27
Taxes, insurance and other	926	27	1,523	27
General and administrative	833	135	1,356	138
Depreciation expense	2,046	83	3,345	83

Total expenses	14,628	465	23,908	468

Operating income (loss)	4,963	(38)	7,590	(41)

Interest income	1,142	77	1,780	77
Interest expense	(310)	(2)	(464)	(5)

Net income	$5,795	$37	$8,906	$31

Basic and diluted income per common share	$0.12	$0.01	$0.20	$0.01

Weighted average shares outstanding - basic and diluted	50,206	5,779	44,521	3,251

Distributions declared per common share	$0.22	$0.11	$0.44	$0.11

See notes to consolidated financial statements.

Note: The company was formed on January 20, 2004 and commenced operations on May 28, 2004.

Apple REIT Six, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six months ended June 30, 2005	For the period January 20, 2004 (initial capitalization) through June 30, 2004
Cash flow from (used in) operating activities:
Net income	$8,906	$31
Adjustments to reconcile to cash provided by operating activities:
Depreciation	3,345	83
Changes in operating assets and liabilities, net of amounts acquired/assumed:
Due from third party manager	(3,325)	(222)
Other assets	(446)	(377)
Accrued expenses	(820)	—

Net cash provided (used) by operating activities	7,660	(485)

Cash flow from investing activities:
Cash paid in acquisition of hotels	(186,587)	(24,086)
Cash paid for potential acquisition of hotels	(5,796)	(234)
Acquisition of other assets	(1,013)	—
Capital improvements	(454)	—
Net increase in cash restricted for property improvements	(734)	(275)

Net cash used in investing activities	(194,584)	(24,595)

Cash flow from financing activities:
Payment of financing costs	(184)	—
Repayment of secured notes payable	(141)	—
Borrowings under a line of credit	—	—
Net proceeds from issuance of common stock	230,954	115,609
Cash distributions paid to shareholders	(19,203)	(867)

Net cash provided by financing activities	211,426	114,742

Increase in cash and cash equivalents	24,502	89,662

Cash and cash equivalents, beginning of period	142,790	24

Cash and cash equivalents, end of period	$167,292	$89,686

Non-cash transactions:
Notes payable-secured assumed in acquisitions	$10,033	$—

See notes to consolidated financial statements.

Note: The company was formed on January 20, 2004 and commenced operations on May 28, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financials should be read in conjunction with the Company’s audited financial statements included in its 2004 Annual Report on Form 10-K. Operating results for the period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the period ending December 31, 2005.

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

From the Company’s initial capitalization on January 20, 2004 through June 30, 2005, the Company incurred costs of approximately $64.3 million related to its offering. These costs are reflected as a reduction to shareholders’ equity. As of June 30, 2005, the Company has closed on a total of 57,359,143 Units, representing net proceeds of approximately $564.2 million.

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

Stock Incentive Plans

As the exercise price of the Company’s stock options equals the market price of the underlying stock, the Company has not recognized any stock compensation expenses associated with its stock options during the period ended June 30, 2005 and 2004.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123 (R) is similar to the approach described in Statement 123. However, Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123 (R) must be adopted no later than January 1, 2006 by the Company. As Statement 123 (R) applies to all awards granted after the required effective date, the adoption of this statement is not anticipated to have a material impact on the Company’s results of operations or financial position.

Note 3

Property Acquisitions

The Company has purchased 19 hotels in 2005. The following table summarizes the location, brand, date acquired, number of rooms, gross purchase price and debt assumed for each hotel acquired in 2005. All dollar amounts are in thousands.

Location	Brand	Date Acquired	Rooms	Gross Purchase Price	Debt Assumed
Anchorage, AK	Hampton Inn	3/14/05	101	$11,500	$5,531
Bakersfield, CA	Hilton Garden Inn	3/18/05	120	11,500	—
Tallahassee, FL	Hilton Garden Inn	3/18/05	99	10,850	—
Lake Mary, FL	Courtyard	3/18/05	86	6,000	—
Foothill Ranch, CA	Hampton Inn	4/21/05	84	7,400	4,502
Ft. Worth, TX	Residence Inn	5/6/05	150	17,000	—
Boulder, CO	Marriott	5/9/05	157	30,000	—
Ft. Worth, TX	Homewood Suites	5/24/05	137	9,097	—
Nashville, TN	Homewood Suites	5/24/05	121	8,103	—
Albany, GA	Courtyard	6/24/05	84	8,597	—
Lakeland, FL	Residence Inn	6/24/05	78	9,886	—
Huntsville, AL	Residence Inn	6/24/05	78	8,288	—
Dothan, AL	Hampton Inn & Suites	6/24/05	85	8,673	—
Columbus, GA	Residence Inn	6/24/05	78	7,888	—
Las Colinas, TX	TownePlace Suites	6/30/05	136	7,178	—
Arlington, TX	TownePlace Suites	6/30/05	95	7,148	—
Arlington, TX	SpringHill Suites	6/30/05	122	7,486	—
Tempe, AZ	TownePlace Suites	6/30/05	119	8,128	—
Tempe, AZ	SpringHill Suites	6/30/05	121	8,060	—

		Total	2,051	$192,782	$10,033

Substantially all of the purchases were funded with proceeds of the Company’s ongoing best-efforts offering of Units. The Company assumed approximately $10 million of secured debt associated with two of the properties acquired. The debt associated with the Anchorage Hampton Inn is payable monthly, is due on 4/1/2009, and has an interest rate of 7.75%. The debt associated with the Foothill Ranch Hampton Inn is also payable monthly, is due on 8/1/2011, and has an interest rate of 8.06%. The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries under master hotel lease agreements. The Company also used the proceeds of its ongoing offering to pay 2% of the gross purchase price for these hotels, which equals $3,855,647, as a commission to Apple Six Realty Group, Inc. (“ASRG”). ASRG is owned by the Company’s Chairman, Chief Executive Officer and President, Glade M. Knight.

Stonebridge Realty Advisors, Inc. (“Stonebridge”), or one of its affiliates, will manage the Foothill Ranch Hampton Inn. Hilton Hotels Corporation (“Hilton”), or one of its affiliates, will manage the Ft. Worth Homewood Suites and the Nashville Homewood Suites. White Lodging Services Corp. (“WLS”), or one of its affiliates, will manage the Boulder Marriott. Larry Blumberg & Associates, Inc. (“LBA”), or one of its affiliates, will manage the Albany Courtyard, the Lakeland Residence Inn, the Huntsville Residence Inn, the Dothan Hampton Inn & Suites, and the Columbus Residence Inn. Western International, Inc. (“Western”), or one of its affiliates, will manage the Ft. Worth Residence Inn, the Las Colinas TownePlace Suites, the Arlington TownePlace Suites and SpringHill Suites, and the Tempe TownePlace Suites and SpringHill Suites. The terms and fees of the new management agreements are similar to the Company’s existing management agreements.

No goodwill or intangible assets were recorded in connection with any of the acquisitions.

As of June 30, 2005, investment in real estate consisted of the following (in thousands):

Land	$55,189
Building and Improvements	313,070
Furniture, Fixtures and Equipment	16,315

384,574
Less Accumulated Depreciation	(5,226)

Investment in real estate, net	$379,348

The company has entered into purchase contracts for 27 additional hotels. Five hotels are under construction and should be completed over the next nine months. The other 22 hotels are expected to close before the end of the year. Although the Company believes there is a reasonable probability that it will acquire these hotels, there can be no assurance that all of the conditions to closing will be satisfied. The following table summarizes the location, brand, gross purchase price and number of rooms for each hotel. All dollar amounts are in thousands.

Location	Brand	Rooms	Gross Purchase Price
Laredo, TX	Residence Inn	109	$11,445
Laredo, TX	Homewood Suites	105	10,500
Houston, TX	Residence Inn	130	13,600
Pittsburgh, PA	Residence Inn	156	11,000
Philadelphia, PA	Hilton Garden Inn	145	16,000
Saratoga Springs, NY	Hilton Garden Inn	112	17,750
McAllen, TX	Hilton Garden Inn	104	9,000
Brownsville, TX	Courtyard	90	8,550
Dothan, AL	Courtyard	78	8,016
Panama City, FL	Courtyard	84	9,245
Pensacola, FL	Courtyard	90	11,369
Tuscaloosa, AL	Courtyard	78	7,551
Valdosta, GA	Courtyard	84	8,284
Birmingham, AL	Fairfield Inn	63	2,176
Huntsville, AL	Fairfield Inn	79	4,954
Orange Park, FL	Fairfield Inn	83	7,221
Pensacola, FL	Fairfield Inn	63	4,858
Tuscaloosa, AL	Fairfield Inn	63	3,982
Pensacola, FL	Hampton Inn & Suites	85	9,279
Clearwater, FL	SpringHill Suites	79	6,923
Montgomery, AL	SpringHill Suites	79	6,835
Savannah, GA	SpringHill Suites	79	5,407
Wallingford, CT	Homewood Suites	104	12,780
Somerset, NJ	Homewood Suites	123	17,750
Mount Olive, NJ	Residence Inn	123	12,070
Rocky Hill, CT	Residence Inn	96	12,070
Farmington, CT	Courtyard	119	16,330

	Total	2,603	$264,945

Note 4

Related Parties

The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company has a contract with ASRG, a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of June 30, 2005, payments to ASRG for services under the terms of this contract have totaled $7.5 million since inception, which were capitalized as a part of the purchase price of the hotels.

The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“ASA”), pursuant to which ASA provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. ASA utilizes Apple Hospitality Two, Inc. to provide these services. Expenses related to the ASA agreement, for the period ended June 30, 2005 and 2004, totaled approximately $631,000 and $100,000, respectively.

During the second quarter of 2005 the Company assumed the purchase contract, and all associated costs incurred, for the Residence Inn acquired in Ft. Worth, Texas from Apple Hospitality Five, Inc. (“AH5”).

Mr. Knight is also Chairman and CEO of Apple Hospitality Two, Inc. (a hospitality REIT), Apple Hospitality Five, Inc. (a hospitality REIT), ASRG and ASA. The Company’s Board of Directors is substantially the same as Apple Hospitality Two, Inc. and Apple Hospitality Five, Inc.

Note 5

Shareholders’ Equity

Compensation expense related to issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares is probable. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. Although the fair market value cannot be determined at this time, compensation expense if the maximum offering is achieved could range from $0 to in excess of $63 million (assumes $11 per unit fair market value). Based on equity raised through June 30, 2005, if a triggering event had been probable, compensation expense would have ranged from $0 to $38.3 million, which represents approximately 3.5 million shares of common stock.

Note 6

Pro Forma Information

The following unaudited pro forma information for the three and six months ended June 30, 2005, is presented as if the acquisitions of the Company’s 19 new hotels occurred on January 1, 2005. The pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions, in fact, had occurred on January 1, 2005, nor does it purport to represent the results of operations for future periods. All amounts are in thousands except per share data.

	For the three months ended June 30, 2005	For the six months ended June 30, 2005
Hotel revenues	$26,852	$50,344
Net income	$7,595	$12,914
Net income per share - basic and diluted	$0.14	$0.27

The pro forma information reflects adjustments for actual revenues and expenses of the 19 hotels acquired in 2005, for the respective period in 2005 prior to acquisition by the Company. Net income has been adjusted as follows: (1) interest income has been adjusted to reflect the reduction in cash and cash equivalents required to fund the acquisitions; (2) depreciation has been adjusted based on the Company’s basis in the hotels; (3) interest expense has been adjusted to reflect the assumption of debt associated with acquisition of the Hampton Inn hotel in Anchorage, Alaska and the Hampton Inn hotel in Foothill Ranch, California.

Note 7

Subsequent Events

On July 15, 2005, the Company declared and paid $4.2 million or $.073 per share, in a distribution to its common shareholders.

In July 2005, the Company closed on an additional 4,681,906 Units, representing gross proceeds of $51.5 million and proceeds net of selling and marketing costs of $46.4 million.

In July 2005, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders. Redemption of Units, when requested, is made quarterly on a first-come, first-served basis. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per unit that the shareholder actually paid for the unit; or (2) $11.00 per unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. On July 20, 2005, the Company redeemed 204,125 Units in the amount of $2,213,655 under the plan.

On July 8, 2005, the Company closed on the purchase of a Homewood Suites hotel in Wallingford, Connecticut, which contains 104 rooms. The hotel began operations in July 2005. The gross purchase price of the hotel was $12.8 million.

On July 19, 2005, the Company closed on the purchase of a Hilton Garden Inn hotel in McAllen, Texas, which contains 104 rooms and was in operation when acquired. The gross purchase price of the hotel was $9 million.

On July 21, 2005, the Company closed on the purchase of a Hampton Inn & Suites hotel in Pensacola, Florida, which contains 85 rooms and was in operation when acquired. The gross purchase price of the hotel was $9.3 million.

On August 1, 2005, the Company closed on the purchase of a Residence Inn in Rocky Hill, Connecticut, which contains 96 rooms and was in operation when acquired. The gross purchase price of the hotel was $12.1 million.

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

Hotels Owned

As of June 30, 2005, the Company owned a total of 30 hotels, with a total of 3,555 rooms. The following table summarizes the location, brand, manager, date acquired, gross purchase price and number of rooms for each hotel. All dollar amounts are in thousands.

Location	Brand	Manager	Date Acquired	Gross Purchase Price	Rooms
Ft. Worth, TX	Springhill Suites	Marriott	05/28/04	$13,340	145
Myrtle Beach, SC	Courtyard	Marriott	06/08/04	9,200	135
Redmond, WA	Marriott	Marriott	07/07/04	64,000	262
Anchorage, AK	Hilton Garden Inn	Stonebridge	10/12/04	18,900	125
Anchorage, AK	Homewood Suites	Stonebridge	10/12/04	13,200	122
Arcadia, CA	Hilton Garden Inn	Stonebridge	10/12/04	12,000	124
Arcadia, CA	Springhill Suites	Stonebridge	10/12/04	8,100	86
Glendale, CO	Hampton Inn & Suites	Stonebridge	10/12/04	14,700	133
Lakewood, CO	Hampton Inn	Stonebridge	10/12/04	10,600	170
Lake Forest, CA	Hilton Garden Inn	Stonebridge	10/12/04	11,400	103
Phoenix, AZ	Hampton Inn	Stonebridge	10/12/04	6,700	99
Anchorage, AK	Hampton Inn	Stonebridge	03/14/05	11,500	101
Bakersfield, CA	Hilton Garden Inn	Hilton	03/18/05	11,500	120
Tallahassee, FL	Hilton Garden Inn	Hilton	03/18/05	10,850	99
Lake Mary, FL	Courtyard	Stonebridge	03/18/05	6,000	86
Foothill Ranch, CA	Hampton Inn	Stonebridge	04/21/05	7,400	84
Ft. Worth, TX	Residence Inn	Western	05/06/05	17,000	150
Boulder, CO	Marriott	WLS	05/09/05	30,000	157
Ft. Worth, TX	Homewood Suites	Hilton	05/24/05	9,097	137
Nashville, TN	Homewood Suites	Hilton	05/24/05	8,103	121
Albany, GA	Courtyard	LBA	06/24/05	8,597	84
Lakeland, FL	Residence Inn	LBA	06/24/05	9,886	78
Huntsville, AL	Residence Inn	LBA	06/24/05	8,288	78
Dothan, AL	Hampton Inn & Suites	LBA	06/24/05	8,673	85
Columbus, GA	Residence Inn	LBA	06/24/05	7,888	78
Las Colinas, TX	TownePlace Suites	Western	06/30/05	7,178	136
Arlington, TX	TownePlace Suites	Western	06/30/05	7,148	95
Arlington, TX	SpringHill Suites	Western	06/30/05	7,486	122
Tempe, AZ	TownePlace Suites	Western	06/30/05	8,128	119
Tempe, AZ	SpringHill Suites	Western	06/30/05	8,060	121

			Total	$374,922	3,555

Substantially all of the purchases were funded with proceeds of the Company’s ongoing best-efforts offering of Units. The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries (collectively, the “lessee”) under master hotel lease agreements. The Company also used the proceeds of its ongoing offering to pay 2% of the gross purchase price for these hotels, which equals approximately $7.5 million, as a commission to Apple Six Realty Group, Inc. (“ASRG”). ASRG is owned by the Company’s Chairman, Chief Executive Officer and president, Glade M. Knight.

No goodwill or intangible assets were recorded in connection with any of the acquisitions.

Results of Operations

During the period from January 20, 2004 to May 27, 2004, the Company owned no properties, had no revenue and was engaged in initial capital-raising activities. Operations commenced on May 28, 2004, when the company purchased its first hotel in Ft. Worth, Texas. Due to the fact the Company only owned a total of 3 hotels as of June 30, 2004, a comparison to the second quarter of 2004 would not be meaningful.

In general, performance at the Company’s hotels have met expected financial results. Hotel performance is impacted by many factors including the economic conditions in the United States, as well as each locality. As a result, there can be no assurance that the Company’s operating performance will continue to meet expectations in the future.

Revenues

The Company’s principal source of revenue is hotel room revenue and other related revenue. For the three and six months ended June 30, 2005, the Company had total revenues of $19.6 and $31.5 million, respectively. For these periods, the hotels achieved average occupancy of 75.5% and 72.5%, an average daily rate (“ADR”) of $107 and $106 and revenue per available room (“RevPAR”) of $81 and $77, respectively. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR. RevPAR is expected to increase as newly opened properties gain market share.

For the three and six months ended June 30, 2005, the Company had interest income of $1.1 and $1.8 million, respectively. Interest income represents earnings on excess cash invested in short term money market instruments.

Expenses

For the three and six months ended June 30, 2005, hotel operating expenses totaled $10.8 and $17.7 million or 55% and 56% of total revenue, respectively. This percentage is expected to decrease as revenues for newly opened properties increase.

Taxes, insurance, and other expenses for the three and six months ended June 30, 2005, were $0.9 and $1.5 million or 5% and 5% of total revenue, respectively.

General and administrative expense for the three and six months ended June 30, 2005, was $0.8 and $1.4 million or 4% and 4% of total revenue, respectively. The Company anticipates this percentage to decrease as the Company’s asset base grows. The principal components of general and administrative expense are advisory fees, legal fees, accounting fees and reporting expense.

Depreciation expense for the three and six months ended June 30, 2005, was $2.0 and $3.3 million, respectively. Depreciation expense represents expense of the Company’s 30 hotels and related personal property for their respective periods owned.

Interest expense for the three and six months ended June 30, 2005, was $0.3 and $0.5 million, respectively. Interest expense arose from debt assumed with the acquisitions of the Hampton Inn & Suites in Glendale, Colorado, the Hampton Inn in Anchorage, Alaska, and the Hampton Inn in Foothill Ranch, California.

Liquidity and Capital Resources

The Company is raising capital through a “best-efforts” offering of Units by David Lerner Associates, Inc., which receives selling commissions and a marketing expense allowance based on proceeds of the shares sold.

Each Unit consists of one common share and one Series A preferred share. The Series A preferred shares have no voting rights, no conversion rights and no distribution rights. The only right associated with the Series A preferred shares is a priority distribution upon the sale of the Company’s assets. The priority would be equal to $11.00 per Series A preferred share, and no more, before any distributions are made to the holders of any other shares. The Series A preferred shares are not separately tradable from the common shares to which they relate.

From the Company’s initial capitalization on January 20, 2004 through June 30, 2005, the Company incurred costs of approximately $64.3 million related to its offering. These costs are reflected as a reduction to shareholders’ equity. As of June 30, 2005, the Company has closed on a total of 57,359,143 Units, representing gross proceeds and proceeds net of selling, marketing fees, and other costs of approximately $628.5 million and $564.2 million, respectively.

From May 2004 through June 30, 2005, the Company has paid distributions totaling approximately $28.7 million which were paid monthly at a rate of $0.073 per share. The Company had its first investor closing on April 23, 2004 and acquired its first hotel on May 28, 2004. Due to this inherent delay between raising capital and investing that same capital in income producing real estate, the Company had significant amounts of cash earning interest at short term money market rates. As a result, a significant portion of the distributions have been a return of capital. The Company intends to continue paying dividends on a monthly basis at an annual rate of 8%. However, since there can be no assurance of the Company’s ability to acquire properties that provide income at this level, there can be no assurance as to the classification or duration of the distributions at this rate.

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

The company has entered into purchase contracts for 27 additional hotels. Five hotels are under construction and should be completed over the next nine months. The other 22 hotels are expected to close before the end of the year. Although the Company believes there is a reasonable probability that it will acquire these hotels, there can be no assurance that all of the conditions to closing will be satisfied. The following table summarizes the location, brand, gross purchase price and number of rooms for each hotel. All dollar amounts are in thousands.

Location	Brand	Rooms	Gross Purchase Price
Laredo, TX	Residence Inn	109	$11,445
Laredo, TX	Homewood Suites	105	10,500
Houston, TX	Residence Inn	130	13,600
Pittsburgh, PA	Residence Inn	156	11,000
Philadelphia, PA	Hilton Garden Inn	145	16,000
Saratoga Springs, NY	Hilton Garden Inn	112	17,750
McAllen, TX	Hilton Garden Inn	104	9,000
Brownsville, TX	Courtyard	90	8,550
Dothan, AL	Courtyard	78	8,016
Panama City, FL	Courtyard	84	9,245
Pensacola, FL	Courtyard	90	11,369
Tuscaloosa, AL	Courtyard	78	7,551
Valdosta, GA	Courtyard	84	8,284
Birmingham, AL	Fairfield Inn	63	2,176
Huntsville, AL	Fairfield Inn	79	4,954
Orange Park, FL	Fairfield Inn	83	7,221
Pensacola, FL	Fairfield Inn	63	4,858
Tuscaloosa, AL	Fairfield Inn	63	3,982
Pensacola, FL	Hampton Inn & Suites	85	9,279
Clearwater, FL	SpringHill Suites	79	6,923
Montgomery, AL	SpringHill Suites	79	6,835
Savannah, GA	SpringHill Suites	79	5,407
Wallingford, CT	Homewood Suites	104	12,780
Somerset, NJ	Homewood Suites	123	17,750
Mount Olive, NJ	Residence Inn	123	12,070
Rocky Hill, CT	Residence Inn	96	12,070
Farmington, CT	Courtyard	119	16,330

	Total	2,603	$264,945

Substantially all of these purchases will be funded with proceeds of the Company’s ongoing best-efforts offering of Units and cash on hand.

Related Party Transactions

The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company has a contract with ASRG, a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of June 30, 2005, payments to ASRG for services under the terms of this contract have totaled $7.5 million since inception, which were capitalized as a part of the purchase price of the hotels.

The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“ASA”), pursuant to which ASA provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. ASA utilizes Apple Hospitality Two, Inc. to provide these services. Expenses related to the ASA agreement, for the period ended June 30, 2005 and 2004, totaled approximately $631,000 and $100,000, respectively.

During the second quarter of 2005 the Company assumed the purchase contract, and all of the associated costs incurred, for the Residence Inn acquired in Ft. Worth, Texas from Apple Hospitality Five, Inc. (“AH5”).

Mr. Knight is also Chairman and CEO of Apple Hospitality Two, Inc. (a hospitality REIT), Apple Hospitality Five, Inc. (a hospitality REIT), ASRG and ASA. The Company’s Board of Directors is substantially the same as Apple Hospitality Two, Inc. and Apple Hospitality Five, Inc.

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

Subsequent Events

On July 15, 2005, the Company declared and paid $4.2 million or $.073 per share, in a distribution to its common shareholders.

In July 2005, the Company closed on an additional 4,681,906 Units, representing gross proceeds of $51.5 million and proceeds net of selling and marketing costs of $46.4 million.

In July 2005, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders. Redemption of Units, when requested, is made quarterly on a first-come, first-served basis. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per unit that the shareholder actually paid for the unit; or (2) $11.00 per unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. On July 20, 2005, the Company redeemed 204,125 Units in the amount of $2,213,655 under the plan.

On July 8, 2005, the Company closed on the purchase of a Homewood Suites hotel in Wallingford, Connecticut, which contains 104 rooms. The hotel began operations in July 2005. The gross purchase price of the hotel was $12.8 million.

On July 19, 2005, the Company closed on the purchase of a Hilton Garden Inn hotel in McAllen, Texas, which contains 104 rooms and was in operation when acquired. The gross purchase price of the hotel was $9 million.

On July 21, 2005, the Company closed on the purchase of a Hampton Inn & Suites hotel in Pensacola, Florida, which contains 85 rooms and was in operation when acquired. The gross purchase price of the hotel was $9.3 million.

On August 1, 2005, the Company closed on the purchase of a Residence Inn in Rocky Hill, Connecticut, which contains 96 rooms and was in operation when acquired. The gross purchase price of the hotel was $12.1 million.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123 (R) is similar to the approach described in Statement 123. However, Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123 (R) must be adopted no later than January 1, 2006 by the Company. As Statement 123 (R) applies to all awards granted after the required effective date, the adoption of this statement is not anticipated to have a material impact on the Company’s results of operations or financial position.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of June 30, 2005, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to changes in short term money market rates as it invests the proceeds from the sale of Units pending use in acquisitions. Based on the Company’s cash invested at June 30, 2005, or $167 million, a 100 basis point change in interest rates will impact the Company’s net income by $1.7 million on an annual basis, all other factors remaining the same. Cash invested pending acquisitions will vary substantially during the coming year based on the amount of proceeds raised and the timing of acquisitions.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following tables set forth information concerning the Offering and the use of proceeds from the Offering as of June 30, 2005:

Units Registered:

	4,761,905	Units	$10.50 per Unit	$50,000,000
	86,363,636	Units	$11.00 per Unit	950,000,000

Totals:	91,125,541	Units		$1,000,000,000

Units Sold:

	4,761,905	Units	$10.50 per Unit	$50,000,000
	52,597,238	Units	$11.00 per Unit	578,569,618

Totals:	57,359,143	Units		$628,569,618

Expenses of Issuance and Distribution of Units

1. Underwriting discounts and commission	62,856,951
2. Expenses of underwriters	83,995
3. Direct or indirect payments to directors or officers of the Company or their associates, to ten percent shareholders, or to affiliates of the Company	—
4. Fees and expenses of third parties	1,380,480

Total Expenses of Issuance and Distribution of Common Shares	64,321,426

Net Proceeds to the Company	$564,248,192

1. Purchase of real estate (including repayment of indebtedness incurred to purchase real estate)	$359,824,792
2. Interest on indebtedness	—
3. Working capital	196,924,953
4. Fees to the following (all affiliates of officers of the Company):
a. Apple Six Realty Group, Inc.	7,498,447

5. Fees and expenses of third parties:
a. Legal	—
b. Accounting	—
6. Other	—

Total of Application of Net Proceeds to the Company	$564,248,192

Item 4. Submission of Matters to a Vote of Security Holders

On May 12, 2005, the Company held an Annual Meeting of Shareholders for the purpose of electing two directors to the Company’s Board of Directors. The nominees to the Company’s Board of Directors were Bruce H. Matson and Robert M. Wily, both of whom were current directors of the Company. Mr. Matson and Mr. Wily were both nominated for an additional three-year term on the Board of Directors. The election was uncontested, and the nominees were elected.

The total number of votes represented at the Annual Meeting of Shareholders was 45,197,680. The voting results were as follows:

Nominee	Votes Received	Votes Withheld
Bruce H. Matson	44,993,195	204,485
Robert M. Wily	44,999,187	198,493

The names of the other directors whose terms of office as directors continued after the Annual Meeting of Shareholders are Glade M. Knight, Lisa B. Kern, and Michael S. Waters.

Item 6. Exhibits

Exhibit Number	Description
2.1	Master Purchase Agreement between Apple Six Hospitality Ownership, Inc. and the parties named therein dated June 14, 2005 (FILED HEREWITH).

2.2	Purchase Contract between Sunbelt Hotels—Florida II, L.L.C. and Apple Six Hospitality Ownership, Inc. dated June 14, 2005 (FILED HEREWITH).

2.3	Purchase Contract between Sunbelt Hotel Enterprises, Inc. and Apple Six Hospitality Ownership, Inc. dated June 14, 2005 (FILED HEREWITH).

2.4	Schedule of information for two additional and substantially identical purchase contracts dated June 14, 2005 (substantially identical to Exhibit 2.2 above) (FILED HEREWITH).

2.5	Schedule of information for twelve additional and substantially identical purchase contracts dated June 14, 2005 (substantially identical to Exhibit 2.3 above) (FILED HEREWITH).

2.6	Purchase Contract between McHot Property, L.P. and Apple Six Hospitality Texas, L.P. dated June 21, 2005 (FILED HEREWITH).

2.7	Purchase Contract between BMC Hotel Property, Ltd. and Apple Six Hospitality Texas, L.P. dated June 21, 2005 (FILED HEREWITH).

2.8	Purchase Contract between Temfield Hotel Property, L.P. and Apple Six Hospitality Ownership, Inc. dated June 21, 2005 (FILED HEREWITH).

2.9	Schedule of information for four additional and substantially identical purchase contracts dated June 21, 2005 (substantially identical to Exhibit 2.8 above) (FILED HEREWITH).

3.1	Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form S-11 (SEC File No. 333-112169) effective April 23, 2004).

3.2	Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Post-Effective Amendment No. 4 to Form S-11 (SEC File No. 333-112169) effective June 14, 2005).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple REIT Six, Inc.

By:	/s/ Glade M. Knight	Date: August 4, 2005
Glade M. Knight,
Chairman of the Board,
Chief Executive Officer,
and President
(Principal Executive Officer)

By:	/s/ Bryan Peery	Date: August 4, 2005
Bryan Peery,
Chief Financial Officer
(Principal Accounting Officer)