Form 10-Q
period 2005-09-30
APPLE REIT SIX INC
filed 2005-11-03
CIK 1277151

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of registrant’s common shares outstanding as of October 31, 2005: 73,051,472

APPLE REIT SIX, INC.

FORM 10-Q

INDEX

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets - September 30, 2005 and December 31, 2004	3

	Consolidated Statements of Operations - Three months and nine months ended September 30, 2005 and Three months ended September 30, 2004 and The period January 20, 2004 (initial capitalization) through September 30, 2004	4
	Consolidated Statements of Cash Flows - Nine months ended September 30, 2005 and The period January 20, 2004 (initial capitalization) through September 30, 2004	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings (not applicable)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities (not applicable)

Item 4.	Submission of Matters to a Vote of Security Holders (not applicable)

Item 5.	Other Information (not applicable)

Item 6.	Exhibits	23

Signatures		24

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

Apple REIT Six, Inc.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	September 30, 2005	December 31, 2004
ASSETS
Investment in real estate, net of accumulated depreciation of $8,540 and $1,881, respectively	$551,266	$184,084
Cash and cash equivalents	141,242	142,790
Restricted cash-furniture, fixtures and other escrows	4,417	2,570
Due from third party manager, net	7,756	1,103
Other assets, net	5,274	1,712

TOTAL ASSETS	$709,955	$332,259

LIABILITIES
Notes payable-secured	$43,875	$6,557
Accounts payable and accrued expenses	3,788	603

TOTAL LIABILITIES	47,663	7,160

SHAREHOLDERS’ EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	—	—
Series A preferred stock, no par value, authorized 200,000,000 shares; issued and outstanding 69,691,068 and 34,019,692 shares, respectively	—	—
Series B convertible stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 and 240,000 shares, respectively	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 69,691,068 and 34,019,692 shares, respectively	685,962	333,295
Distributions greater than net income	(23,694)	(8,220)

TOTAL SHAREHOLDERS’ EQUITY	662,292	325,099

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$709,955	$332,259

See notes to consolidated financial statements.

Note: The company was formed on January 20, 2004 and commenced operations on May 28, 2004.

Apple REIT Six, Inc.

Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three months ended September 30, 2005	Three months ended September 30, 2004	Nine months ended September 30, 2005	For the period January 20, 2004 (initial capitalization) through September 30, 2004
Revenues:
Room revenue	$29,808	$4,431	$57,482	$4,837
Other revenue	2,446	697	6,270	718

Total revenue	32,254	5,128	63,752	5,555

Expenses:
Operating expense	8,378	2,104	16,857	2,199
Hotel administrative expense	2,892	590	5,795	625
Sales and marketing	2,159	398	4,557	428
Utilities	1,402	197	2,446	213
Repair and maintenance	1,205	209	2,221	226
Franchise fees	1,414	—	2,220	—
Management fees	1,185	189	2,223	216
Taxes, insurance and other	1,760	184	3,283	211
General and administrative	952	257	2,308	395
Depreciation expense	3,314	592	6,659	675

Total expenses	24,661	4,720	48,569	5,188

Operating income	7,593	408	15,183	367

Interest income	1,265	166	3,045	243
Interest expense	(483)	(100)	(947)	(105)

Net income	$8,375	$474	$17,281	$505

Basic and diluted income per common share	$0.13	$0.03	$0.34	$0.07

Weighted average shares outstanding - basic and diluted	62,296	15,528	50,446	7,633

Distributions declared per common share	$0.22	$0.22	$0.66	$0.33

See notes to consolidated financial statements.

Note: The company was formed on January 20, 2004 and commenced operations on May 28, 2004.

Apple REIT Six, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine months ended September 30, 2005	For the period January 20, 2004 (initial capitalization) through September 30, 2004
Cash flow from (used in) operating activities:
Net income	$17,281	$505
Adjustments to reconcile to cash provided by operating activities:
Depreciation	6,659	675
Changes in operating assets and liabilities, net of amounts acquired/assumed:
Due from third party manager	(6,019)	(344)
Other assets	(450)	(39)
Accrued expenses	1,053	—

Net cash provided by operating activities	18,524	797

Cash flow from investing activities:
Cash paid in acquisition of hotels	(332,944)	(89,381)
Cash paid for potential acquisition of hotels	(1,908)	(3,231)
Acquisition of other assets	(1,514)	(1,104)
Capital improvements	(1,620)	—
Net increase in cash restricted for property improvements	(1,252)	(95)

Net cash used in investing activities	(339,238)	(93,811)

Cash flow from financing activities:
Payment of financing costs	(452)	—
Repayment of secured notes payable	(293)	—
Net proceeds from issuance of common stock	352,667	199,699
Cash distributions paid to shareholders	(32,756)	(4,144)

Net cash provided by financing activities	319,166	195,555
Increase (decrease) in cash and cash equivalents	(1,548)	102,541

Cash and cash equivalents, beginning of period	142,790	24

Cash and cash equivalents, end of period	$141,242	$102,565

Non-cash transactions:
Notes payable-secured assumed in acquisitions	$37,611	$—

See notes to consolidated financial statements.

Note: The company was formed on January 20, 2004 and commenced operations on May 28, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financials should be read in conjunction with the Company’s audited financial statements included in its 2004 Annual Report on Form 10-K. Operating results for the period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the period ending December 31, 2005.

Note 2

General Information and Summary of Significant Accounting Policies

Organization

Apple REIT Six, Inc. (together with its wholly owned subsidiaries the “Company”) is a Virginia corporation that is operated and has elected to be taxed as a real estate investment trust (“REIT”). The Company, which began operations and acquired its first hotel on May 28, 2004, was formed to invest in hotels, residential apartment communities and other selected real estate in selected metropolitan areas in the United States. The consolidated financial statements include the accounts of the Company and its direct or indirect subsidiaries. All intercompany accounts and transactions have been eliminated.

Offering Costs

The Company is raising capital through a “best-efforts” offering of Units by David Lerner Associates, Inc., which receives selling commissions and a marketing expense allowance based on proceeds of the shares sold.

From the Company’s initial capitalization on January 20, 2004 through September 30, 2005, the Company incurred costs of approximately $78.3 million related to its offering. These costs are reflected as a reduction to shareholders’ equity. As of September 30, 2005, the Company has closed on a total of 69,895,193 Units, representing net proceeds of approximately $688.2 million.

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

Stock Incentive Plans

As the exercise price of the Company’s stock options equals the market price of the underlying stock, the Company has not recognized any stock compensation expenses associated with its stock options during the period ended September 30, 2005 and 2004.

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

Note 3

Property Acquisitions

The Company has purchased 37 hotels in 2005. The following table summarizes the location, brand, date acquired, number of rooms, gross purchase price and property manager for each hotel acquired in 2005. All dollar amounts are in thousands.

Location	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Anchorage, AK	Hampton Inn	Stonebridge	3/14/05	101	$11,500
Bakersfield, CA	Hilton Garden Inn	Hilton	3/18/05	120	11,500
Tallahassee, FL	Hilton Garden Inn	Hilton	3/18/05	99	10,850
Lake Mary, FL	Courtyard	Stonebridge	3/18/05	86	6,000
Foothill Ranch, CA	Hampton Inn	Stonebridge	4/21/05	84	7,400
Ft. Worth, TX	Residence Inn	Western	5/6/05	150	17,000
Boulder, CO	Marriott	WLS	5/9/05	157	30,000
Ft. Worth, TX	Homewood Suites	Hilton	5/24/05	137	9,097
Nashville, TN	Homewood Suites	Hilton	5/24/05	121	8,103
Albany, GA	Courtyard	LBA	6/24/05	84	8,597
Lakeland, FL	Residence Inn	LBA	6/24/05	78	9,886
Huntsville, AL	Residence Inn	LBA	6/24/05	78	8,288
Dothan, AL	Hampton Inn & Suites	LBA	6/24/05	85	8,673
Columbus, GA	Residence Inn	LBA	6/24/05	78	7,888
Las Colinas, TX	TownePlace Suites	Western	6/30/05	136	7,178
Arlington, TX	TownePlace Suites	Western	6/30/05	95	7,148
Arlington, TX	SpringHill Suites	Western	6/30/05	122	7,486
Tempe, AZ	TownePlace Suites	Western	6/30/05	119	8,128
Tempe, AZ	SpringHill Suites	Western	6/30/05	121	8,060
Wallingford, CT	Homewood Suites	WLS	7/8/05	104	12,780
McAllen, TX	Hilton Garden Inn	Western	7/19/05	104	9,000
Pensacola, FL	Hampton Inn & Suites	LBA	7/21/05	85	9,279
Rocky Hill, CT	Residence Inn	WLS	8/1/05	96	12,070
Dothan, AL	Courtyard	LBA	8/11/05	78	8,016
Somerset, NJ	Homewood Suites	WLS	8/17/05	123	17,750
Birmingham, AL	Fairfield Inn	LBA	8/25/05	63	2,176
Tuscaloosa, AL	Courtyard	LBA	8/25/05	78	7,551
Tuscaloosa, AL	Fairfield Inn	LBA	8/25/05	63	3,982
Pensacola, FL	Courtyard	LBA	8/25/05	90	11,369
Pensacola, FL	Fairfield Inn	LBA	8/25/05	63	4,858
Pittsburgh, PA	Residence Inn	WLS	9/2/05	156	11,000
Laredo, TX	Residence Inn	Western	9/12/05	109	11,445
Mt. Olive, NJ	Residence Inn	WLS	9/15/05	123	12,070
Saratoga Springs, NY	Hilton Garden Inn	WLS	9/29/05	112	17,750
Huntsville, AL	Fairfield Inn	LBA	9/30/05	79	4,954
Savannah, GA	SpringHill Suites	LBA	9/30/05	79	5,407
Montgomery, AL	SpringHill Suites	LBA	9/30/05	79	6,835

Total				3,735	$361,074

Substantially all of the purchases were funded with proceeds of the Company’s ongoing best-efforts offering of Units. Stonebridge Realty Advisors, Inc. (“Stonebridge”), Hilton Hotels Corporation (“Hilton”), White Lodging Services Corp. (“WLS”), Larry Blumberg & Associates, Inc. (“LBA”), or Western International, Inc. (“Western”), or one of their affiliates, manage the respective properties listed above. The terms and fees of the new management agreements are similar to the Company’s existing management agreements.

The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries under master hotel lease agreements. The Company also used the proceeds of its ongoing offering to pay 2% of the gross purchase price for these hotels, which equals $7,221,493, as a commission to Apple Six Realty Group, Inc. (“ASRG”). ASRG is owned by the Company’s Chairman, Chief Executive Officer and President, Glade M. Knight. This commission was capitalized as part of the purchase price of the hotels.

The Company assumed approximately $37.6 million of secured debt in 2005 associated with 11 of the properties. The following table summarizes the interest rate, maturity date and the principal amount assumed associated with each mortgage. All dollar amounts are in thousands.

Location	Brand	Interest Rate	Maturity Date	Principal Assumed
Anchorage, AK	Hampton Inn	7.75%	4/01/09	$5,531
Foothill Ranch, CA	Hampton Inn	8.06%	8/01/11	4,502
Dothan, AL	Courtyard	7.35%	4/01/08	3,244
Birmingham, AL	Fairfield Inn	7.35%	5/01/08	2,086
Tuscaloosa, AL	Courtyard	7.30%	5/01/08	3,388
Tuscaloosa, AL	Fairfield Inn	7.30%	5/01/08	1,690
Pensacola, FL	Courtyard	7.35%	5/01/08	4,557
Pensacola, FL	Fairfield Inn	7.35%	5/01/08	2,734
Huntsville, AL	Fairfield Inn	6.80%	1/11/13	3,028
Savannah, GA	SpringHill Suites	6.80%	1/11/13	3,066
Montgomery, AL	SpringHill Suites	6.80%	1/11/13	3,785

Total				$37,611

No goodwill or intangible assets were recorded in connection with any of the acquisitions.

As of September 30, 2005, investment in real estate consisted of the following (in thousands):

Land	$73,408
Building and Improvements	463,552
Furniture, Fixtures and Equipment	22,846

559,806
Less Accumulated Depreciation	(8,540)

Investment in real estate, net	$551,266

The company has entered into purchase contracts for 21 additional hotels. Six hotels are under construction and should be completed over the next nine months. The acquisitions of the other 15 hotels are expected to close before the end of the first quarter, 2006. Although the Company believes there is a reasonable probability that it will acquire these hotels, there can be no assurance that all of the conditions to closing will be satisfied. The following table summarizes the location, brand, gross purchase price and number of rooms for each hotel. All dollar amounts are in thousands.

Location	Brand	Rooms	Gross Purchase Price
Laredo, TX	Homewood Suites	105	$10,500
Houston, TX	Residence Inn	130	13,600
Brownsville, TX	Courtyard	90	8,550
Valdosta, GA	Courtyard	84	8,284
Panama City, FL	Courtyard	84	9,245
Orange Park, FL	Fairfield Inn	83	7,221
Clearwater, FL	SpringHill Suites	79	6,923
Farmington, CT	Courtyard	119	16,330
Dallas, TX	SpringHill Suites	148	19,500
Stafford, TX	Homewood Suites	78	7,800
Hillsboro, OR	TownePlace Suites	136	(a	)
Hillsboro, OR	Residence Inn	122	(a	)
Hillsboro, OR	Courtyard	155	(a	)
Seattle, WA	TownePlace Suites	152	(a	)
Seattle, WA	TownePlace Suites	128	(a	)
Portland, OR	Residence Inn	258	(a	)
Folsom, CA	Hilton Garden Inn	100	(b	)
Milpitas, CA	Hilton Garden Inn	161	(b	)
Renton, WA	Hilton Garden Inn	150	(b	)
Roseville, CA	Hilton Garden Inn	131	(b	)
San Francisco, CA	Hilton Garden Inn	169	(b	)

Total		2,662	$297,703

(a)	These hotels are being purchased under a master purchase contract for a total of $104,000,000. The allocation of the purchase price to each hotel has not yet been determined.
(b)	These hotels are being purchased under a master purchase contract for a total of $85,750,000. The allocation of the purchase price to each hotel has not yet been determined.

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

The Company has a contract with ASRG, a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of September 30, 2005, payments to ASRG for services under the terms of this contract have totaled $10.9 million since inception, which were capitalized as a part of the purchase price of the hotels.

The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“ASA”), pursuant to which ASA provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. ASA utilizes Apple Hospitality Two, Inc. to provide these services. Expenses related to the ASA agreement, for the period ended September 30, 2005 and 2004, totaled approximately $1,109,000 and $258,000, respectively.

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

Note 5

Shareholders’ Equity

Compensation expense related to issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares is probable. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. Although the fair market value cannot be determined at this time, compensation expense if the maximum offering is achieved could range from $0 to in excess of $63 million (assumes $11 per unit fair market value). Based on equity raised through September 30, 2005, if a triggering event had been probable, compensation expense would have ranged from $0 to $47.9 million, which represents approximately 4.4 million shares of common stock.

In July 2005, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders. Redemption of Units, when requested, is made quarterly on a first-come, first-served basis. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per unit that the shareholder actually paid for the unit; or (2) $11.00 per unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the nine months ended September 30, 2005, the Company redeemed 204,125 Units in the amount of $2,213,655 under the program.

Note 6

Pro Forma Information

The following unaudited pro forma information for the three and nine months ended September 30, 2005, is presented as if the acquisitions of the Company’s 37 new hotels occurred on January 1, 2005. The pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions, in fact, had occurred on January 1, 2005, nor does it purport to represent the results of operations for future periods. All amounts are in thousands except per share data.

	For the three months ended September 30, 2005	For the nine months ended September 30, 2005
Hotel revenues	$36,787	$100,055
Net income	$9,181	$25,917
Net income per share- basic and diluted	$0.15	$0.42

The pro forma information reflects adjustments for actual revenues and expenses of the 37 hotels acquired in 2005, for the respective period in 2005 prior to acquisition by the Company. Net income has been adjusted as follows: (1) interest income has been adjusted to reflect the reduction in cash and cash equivalents required to fund the acquisitions; (2) depreciation has been adjusted based on the Company’s basis in the hotels; (3) interest expense has been adjusted to reflect the assumption of debt.

Note 7

Subsequent Events

In October 2005, the Company closed on an additional 3,593,808 Units, representing gross proceeds of $39.5 million and proceeds net of selling and marketing costs of $35.6 million.

On October 3, 2005, the Company closed on the purchase of a Courtyard hotel in Valdosta, Georgia, which contains 84 rooms and was in operation when acquired. The gross purchase price of the hotel was $8.3 million.

On October 17, 2005, the Company declared and paid $5.1 million or $.073 per share, in a distribution to its common shareholders.

On October 19, 2005, the Company redeemed 233,404 Units in the amount of $2,547,258 under its Unit Redemption Program.

On October 20, 2005, the Company closed on the purchase of a Courtyard hotel in Farmington, Connecticut, which contains 119 rooms. The hotel began operations in October, 2005. The gross purchase price of the hotel was $16.3 million.

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

Overview

Apple REIT Six, Inc. (together with its wholly owned subsidiaries, the “Company”) is a Virginia corporation that is operated and has elected to be taxed as a real estate investment trust (“REIT”). The Company was formed to invest in hotels, residential apartment communities and other selected real estate in selected metropolitan areas in the United States. Initial capitalization occurred on January 20, 2004, and the first hotel was acquired on May 28, 2004. The consolidated financial statements include the accounts of the Company and its direct or indirect subsidiaries. All intercompany accounts and transactions have been eliminated. The performance of the Company’s hotels can be influenced by many factors, including local hotel competition, local and national economic conditions and the performance of the individual managers assigned to its hotels. In evaluating financial condition and operating performance, the most important items on which the Company focuses are revenue measurements, such as average occupancy, average daily rate and revenue per available room, and expenses, such as hotel operating expenses, general and administrative and other expenses described below.

Hotels Owned

As of September 30, 2005, the Company owned a total of 48 hotels, with a total of 5,239 rooms. The following table summarizes the location, brand, manager, date acquired, gross purchase price and number of rooms for each hotel. All dollar amounts are in thousands.

Location	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Ft. Worth, TX	Springhill Suites	Marriott	05/28/04	145	$13,340
Myrtle Beach, SC	Courtyard	Marriott	06/08/04	135	9,200
Redmond, WA	Marriott	Marriott	07/07/04	262	64,000
Anchorage, AK	Hilton Garden Inn	Stonebridge	10/12/04	125	18,900
Anchorage, AK	Homewood Suites	Stonebridge	10/12/04	122	13,200
Arcadia, CA	Hilton Garden Inn	Stonebridge	10/12/04	124	12,000
Arcadia, CA	Springhill Suites	Stonebridge	10/12/04	86	8,100
Glendale, CO	Hampton Inn & Suites	Stonebridge	10/12/04	133	14,700
Lakewood, CO	Hampton Inn	Stonebridge	10/12/04	170	10,600
Lake Forest, CA	Hilton Garden Inn	Stonebridge	10/12/04	103	11,400
Phoenix, AZ	Hampton Inn	Stonebridge	10/12/04	99	6,700
Anchorage, AK	Hampton Inn	Stonebridge	03/14/05	101	11,500
Bakersfield, CA	Hilton Garden Inn	Hilton	03/18/05	120	11,500
Tallahassee, FL	Hilton Garden Inn	Hilton	03/18/05	99	10,850
Lake Mary, FL	Courtyard	Stonebridge	03/18/05	86	6,000
Foothill Ranch, CA	Hampton Inn	Stonebridge	04/21/05	84	7,400
Ft. Worth, TX	Residence Inn	Western	05/06/05	150	17,000
Boulder, CO	Marriott	WLS	05/09/05	157	30,000
Ft. Worth, TX	Homewood Suites	Hilton	05/24/05	137	9,097
Nashville, TN	Homewood Suites	Hilton	05/24/05	121	8,103
Albany, GA	Courtyard	LBA	06/24/05	84	8,597
Lakeland, FL	Residence Inn	LBA	06/24/05	78	9,886
Huntsville, AL	Residence Inn	LBA	06/24/05	78	8,288
Dothan, AL	Hampton Inn & Suites	LBA	06/24/05	85	8,673
Columbus, GA	Residence Inn	LBA	06/24/05	78	7,888
Las Colinas, TX	TownePlace Suites	Western	06/30/05	136	7,178
Arlington, TX	TownePlace Suites	Western	06/30/05	95	7,148
Arlington, TX	SpringHill Suites	Western	06/30/05	122	7,486
Tempe, AZ	TownePlace Suites	Western	06/30/05	119	8,128
Tempe, AZ	SpringHill Suites	Western	06/30/05	121	8,060
Wallingford, CT	Homewood Suites	WLS	07/08/05	104	12,780
McAllen, TX	Hilton Garden Inn	Western	07/19/05	104	9,000
Pensacola, FL	Hampton Inn & Suites	LBA	07/21/05	85	9,279
Rocky Hill, CT	Residence Inn	WLS	08/01/05	96	12,070
Dothan, AL	Courtyard	LBA	08/11/05	78	8,016
Somerset, NJ	Homewood Suites	WLS	08/17/05	123	17,750
Birmingham, AL	Fairfield Inn	LBA	08/25/05	63	2,176
Tuscaloosa, AL	Courtyard	LBA	08/25/05	78	7,551
Tuscaloosa, AL	Fairfield Inn	LBA	08/25/05	63	3,982
Pensacola, FL	Courtyard	LBA	08/25/05	90	11,369
Pensacola, FL	Fairfield Inn	LBA	08/25/05	63	4,858
Pittsburgh, PA	Residence Inn	WLS	09/02/05	156	11,000
Laredo, TX	Residence Inn	Western	09/12/05	109	11,445
Mt. Olive, NJ	Residence Inn	WLS	09/15/05	123	12,070
Saratoga Springs, NY	Hilton Garden Inn	WLS	09/29/05	112	17,750
Huntsville, AL	Fairfield Inn	LBA	09/30/05	79	4,954
Savannah, GA	SpringHill Suites	LBA	09/30/05	79	5,407
Montgomery, AL	SpringHill Suites	LBA	09/30/05	79	6,835

Total				5,239	$543,214

Substantially all of the purchases were funded with proceeds of the Company’s ongoing best-efforts offering of Units. The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries (collectively, the “lessee”) under master hotel lease agreements. The Company also used the proceeds of its ongoing offering to pay 2% of the gross purchase price for these hotels, which equals approximately $10.9 million, as a commission to Apple Six Realty Group, Inc. (“ASRG”). ASRG is owned by the Company’s Chairman, Chief Executive Officer and president, Glade M. Knight.

No goodwill or intangible assets were recorded in connection with any of the acquisitions.

Results of Operations

During the period from January 20, 2004 to May 27, 2004, the Company owned no properties, had no revenue and was engaged in initial capital-raising activities. Operations commenced on May 28, 2004, when the company purchased its first hotel in Ft. Worth, Texas. Due to the fact the Company only owned a total of three hotels as of September 30, 2004, a comparison to the third quarter of 2004 would not be meaningful.

In general, performance at the Company’s hotels have met expected financial results. Hotel performance is impacted by many factors including the economic conditions in the United States, as well as each locality. As a result, there can be no assurance that the Company’s operating performance will continue to meet expectations in the future.

Revenues

The Company’s principal source of revenue is hotel room revenue and other related revenue. For the three and nine months ended September 30, 2005, the Company had total revenues of $32.3 and $63.8 million, respectively. For these periods, the hotels achieved average occupancy of 76.0% and 74.3%, an average daily rate (“ADR”) of $102 and $104 and revenue per available room (“RevPAR”) of $78 and $78, respectively. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR. RevPAR is expected to increase as newly opened properties gain market share.

For the three and nine months ended September 30, 2005, the Company had interest income of $1.3 and $3.0 million, respectively. Interest income represents earnings on excess cash invested in short term money market instruments.

Expenses

For the three and nine months ended September 30, 2005, hotel operating expenses totaled $18.6 and $36.3 million or 58% and 57% of total revenue, respectively. This percentage is expected to decrease as revenues for newly opened properties increase.

Taxes, insurance, and other expenses for the three and nine months ended September 30, 2005, were $1.8 and $3.3 million or 5% and 5% of total revenue, respectively.

General and administrative expense for the three and nine months ended September 30, 2005, was $1.0 and $2.3 million or 3% and 4% of total revenue, respectively. The Company anticipates this percentage to decrease as the Company’s asset base grows. The principal components of general and administrative expense are advisory fees, legal fees, accounting fees and reporting expense.

Depreciation expense for the three and nine months ended September 30, 2005, was $3.3 and $6.7 million, respectively. Depreciation expense represents expense of the Company’s 48 hotels and related personal property for their respective periods owned.

Interest expense for the three and nine months ended September 30, 2005, was $0.5 and $0.9 million, respectively. Interest expense arose from debt assumed with 12 of the properties acquired. Total debt assumed was approximately $44.2 million.

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

From the Company’s initial capitalization on January 20, 2004 through September 30, 2005, the Company incurred costs of approximately $78.3 million related to its offering. These costs are reflected as a reduction to shareholders’ equity. As of September 30, 2005, the Company has closed on a total of 69,895,193 Units, representing gross proceeds and proceeds net of selling, marketing fees, and other costs of approximately $766.5 million and $688.2 million, respectively.

From January 2005 through September of 2005 the Company has paid distributions totaling approximately $32.8 million, which were paid at a monthly rate of $.073 per share. For the same period the Company’s cash generated from operations was $18.5 million. Due to the inherent delay between raising capital and investing that same capital in income producing real estate, the Company has had significant amounts of cash earning interest at short term money market rates. As a result, the difference between distributions paid and cash generated from operations has been funded from proceeds from our offering of Units, and this portion of distributions is expected to be treated as a return of capital for federal income tax purposes. The Company intends to continue paying dividends on a monthly basis at an annual rate of 8%. Since a portion of our distributions has to date been funded with proceeds from our offering of Units, our ability to maintain our current intended rate of distribution will be based on our ability to fully invest our offering proceeds and thereby increase our cash generated from operations. Since there can be no assurance of the Company’s ability to acquire properties that provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate. Proceeds of the offering which are distributed are not available for investment in properties.

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

The company has entered into purchase contracts for 21 additional hotels. Six hotels are under construction and should be completed over the next nine months. The acquisitions of the other 15 hotels are expected to close before the end of the first quarter, 2006. Although the Company believes there is a reasonable probability that it will acquire these hotels, there can be no assurance that all of the conditions to closing will be satisfied. The following table summarizes the location, brand, gross purchase price and number of rooms for each hotel. All dollar amounts are in thousands.

Location	Brand	Rooms	Gross Purchase Price
Laredo, TX	Homewood Suites	105	$10,500
Houston, TX	Residence Inn	130	13,600
Brownsville, TX	Courtyard	90	8,550
Valdosta, GA	Courtyard	84	8,284
Panama City, FL	Courtyard	84	9,245
Orange Park, FL	Fairfield Inn	83	7,221
Clearwater, FL	SpringHill Suites	79	6,923
Farmington, CT	Courtyard	119	16,330
Dallas, TX	SpringHill Suites	148	19,500
Stafford, TX	Homewood Suites	78	7,800
Hillsboro, OR	TownePlace Suites	136	(a	)
Hillsboro, OR	Residence Inn	122	(a	)
Hillsboro, OR	Courtyard	155	(a	)
Seattle, WA	TownePlace Suites	152	(a	)
Seattle, WA	TownePlace Suites	128	(a	)
Portland, OR	Residence Inn	258	(a	)
Folsom, CA	Hilton Garden Inn	100	(b	)
Milpitas, CA	Hilton Garden Inn	161	(b	)
Renton, WA	Hilton Garden Inn	150	(b	)
Roseville, CA	Hilton Garden Inn	131	(b	)
San Francisco, CA	Hilton Garden Inn	169	(b	)

Total		2,662	$297,703

(a)	These hotels are being purchased under a master purchase contract for a total of $104,000,000. The allocation of the purchase price to each hotel has not yet been determined.
(b)	These hotels are being purchased under a master purchase contract for a total of $85,750,000. The allocation of the purchase price to each hotel has not yet been determined.

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

The Company has a contract with ASRG, a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of September 30, 2005, payments to ASRG for services under the terms of this contract have totaled $10.9 million since inception, which were capitalized as a part of the purchase price of the hotels.

The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“ASA”), pursuant to which ASA provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. ASA utilizes Apple Hospitality Two, Inc. to provide these services. Expenses related to the ASA agreement, for the period ended September 30, 2005 and 2004, totaled approximately $1,109,000 and $258,000, respectively.

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

Business Interruption

Being in the real estate industry, the Company is exposed to natural disasters both locally and nationally, and although management believes there is adequate insurance to cover this exposure, there can be no assurance that such events will not have a material adverse effect on the Company’s financial position or results of operations. During the third quarter, the United States experienced several significant, destructive weather events. The Company’s assets, however, experienced minimal disruption and damage.

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at its hotels may cause quarterly fluctuations in its revenues. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand to make distributions.

Subsequent Events

In October 2005, the Company closed on an additional 3,593,808 Units, representing gross proceeds of $39.5 million and proceeds net of selling and marketing costs of $35.6 million.

On October 3, 2005, the Company closed on the purchase of a Courtyard hotel in Valdosta, Georgia, which contains 84 rooms and was in operation when acquired. The gross purchase price of the hotel was $8.3 million.

On October 17, 2005, the Company declared and paid $5.1 million or $.073 per share, in a distribution to its common shareholders.

On October 19, 2005, the Company redeemed 233,404 Units in the amount of $2,547,258 under its Unit Redemption Program.

On October 20, 2005, the Company closed on the purchase of a Courtyard hotel in Farmington, Connecticut, which contains 119 rooms. The hotel began operations in October, 2005. The gross purchase price of the hotel was $16.3 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of September 30, 2005, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to changes in short term money market rates as it invests the proceeds from the sale of Units pending use in acquisitions. Based on the Company’s cash invested at September 30, 2005, or $141 million, a 100 basis point change in interest rates will impact the Company’s net income by $1.4 million on an annual basis, all other factors remaining the same. Cash invested pending acquisitions will vary substantially during the coming year based on the amount of proceeds raised and the timing of acquisitions.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Redemption Program

With its initial offering the Company has instituted a share redemption program to provide its shareholders who have held their Units for at least one year with the benefit of limited interim liquidity, by presenting for redemption all or any portion of their Units at any time and in accordance with certain procedures. Once this time limitation has been met, the Company may, subject to certain conditions and limitations, redeem the Units presented for redemption for cash, to the extent that the Company has sufficient funds available to fund the redemption. If Units are held for the required one-year period, the Units may be redeemed for a purchase price equal to the lesser of: (1) $11.00 per unit; or (2) the purchase price per Unit that was actually paid for the Units. The board of directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period, reject any request for redemption, change the purchase price for redemptions or otherwise amend the terms of, suspend, or terminate the share redemption program. Redemption of units, when requested, will be made quarterly on a first-come, first-served basis. The Company’s board of directors, in its sole discretion, may choose to suspend or terminate the share redemption program or reduce the number of Units purchased under the share redemption program if it determines the funds otherwise available to fund the share redemption program are needed for other purposes. The following is a summary of redemptions during the third quarter of 2005:

Issuer Purchases of Equity Securities

Period	(a) Total Number of Units Purchased	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
July 2005	204,125	$10.84	204,125	(1)

(1)	The maximum number of Units that may be redeemed in the current calendar year is three percent (3.0%) of the weighted average number of Units outstanding at the end of the previous calendar year.

Use of Proceeds

The following tables set forth information concerning the Offering and the use of proceeds from the Offering as of September 30, 2005:

Units Registered:
4,761,905 Units $10.50 per Unit	$50,000,000
86,363,636 Units $11.00 per Unit	950,000,000

Totals: 91,125,541 Units	$1,000,000,000

Units Sold:
4,761,905 Units $10.50 per Unit	$50,000,000
65,133,288 Units $11.00 per Unit	716,466,168

Totals: 69,895,193 Units	$766,466,168

Expenses of Issuance and Distribution of Units

1. Underwriting discounts and commission	76,646,606
2. Expenses of underwriters	96,145
3. Direct or indirect payments to directors or officers of the Company or their associates, to ten percent shareholders, or to affiliates of the Company	—
4. Fees and expenses of third parties	1,547,987

Total Expenses of Issuance and Distribution of Common Shares	78,290,738

Net Proceeds to the Company	$688,175,430

1. Purchase of real estate (including repayment of indebtedness incurred to purchase real estate)	$503,537,687
2. Interest on indebtedness	—
3. Working capital	171,559,795
4. Fees to the following (all affiliates of officers of the Company):
a. Apple Six Realty Group, Inc.	10,864,293

5. Fees and expenses of third parties:
a. Legal	—
b. Accounting	—
6. Other (Unit Redemptions)	2,213,655

Total of Application of Net Proceeds to the Company	$688,175,430

Item 6. Exhibits

Exhibit Number	Description
2.1	Purchase and Sale Agreement among Folsom Garden Hotel Company, LLC, Milpitas Garden Hotel Company, LLC, Roseville Garden Hotel Company, LLC, South San Francisco Garden Hotel Company, LLC, Renton Garden Hotel Company, LLC and Apple Six Hospitality Ownership, Inc. dated October 25, 2005 (FILED HEREWITH).

3.1	Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-11 (SEC File No. 333-112169) effective April 23, 2004)

3.2	Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Post-Effective Amendment No. 4 to Form S-11 (SEC File No. 333-112169) effective June 14, 2005).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act, as amended (FILED HEREWITH).

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act, as amended (FILED HEREWITH).

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple REIT Six, Inc.

By:	/s/ Glade M. Knight	Date: November 3, 2005
Glade M. Knight,
Chairman of the Board,
Chief Executive Officer,
and President
(Principal Executive Officer)

By:	/s/ Bryan Peery	Date: November 3, 2005
Bryan Peery,
Chief Financial Officer
(Principal Financial Officer)