Form 10-K
period 2005-12-31
APPLE REIT SIX INC
filed 2006-03-09
CIK 1277151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

or

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405, this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                    Accelerated filer  ☒                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Based upon the price of Apple REIT Six, Inc.’s common equity, which was last sold through its best efforts offering on June 30, 2005, the aggregate market value of the voting common equity held by non-affiliates of the registrant on such date was $628,569,618. The Company does not have any non-voting common equity.

Number of registrant’s common shares outstanding as of February 28, 2006: 89,731,737

Documents Incorporated by Reference.

The information required by Part III of this report, to the extent no set forth herein, is incorporated by reference from the registrant’s definitive proxy statement for the annual meeting of shareholders to be held on May 11, 2006.

APPLE REIT SIX, INC.

FORM 10-K

This Form 10-K includes references to certain trademarks or service marks. The SpringHill Suites® by Marriott, TownePlace Suites® by Marriott, Fairfield Inn® by Marriott, Courtyard® by Marriott, Residence Inn® by Marriott and Marriott Suites® trademarks are the property of Marriott International, Inc. or one of its affiliates. The Homewood Suites® by Hilton, Hilton Garden Inn®, Hampton Inn® and Hampton Inn & Suites® trademarks are the property of Hilton Hotels Corporation or one or more of its affiliates. For convenience, the applicable trademark or servicemark symbol has been omitted but will be deemed to be included wherever the above-referenced terms are used.

PART I

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles and competition within the hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission and Item 1A.

Item 1.    Business

Apple REIT Six, Inc. (the “Company”) is a Virginia corporation formed to invest in hotels and other selected real estate in select metropolitan areas in the United States. Initial capitalization occurred on January 20, 2004 and operations began on May 28, 2004 when the Company acquired its first hotel.

The Company is a real estate investment trust (“REIT”) which owns hotels in the United States. The REIT Modernization Act, effective January 1, 2001, permits real estate investment trusts to establish taxable businesses to conduct certain previously disallowed business activities. The Company has wholly-owned taxable REIT subsidiaries which lease all of the Company’s hotels from wholly-owned qualified REIT subsidiaries. The hotels are operated and managed by affiliates of Marriott International, Inc. (“Marriott”), Stonebridge Realty Advisors, Inc. (“Stonebridge”), Hilton Hotels Corporation (“Hilton”), Western International (“Western”), Larry Blumberg & Associates (“LBA”), White Lodging Services Corporation (“WLS”), or Inn Ventures, Inc. (“Inn Ventures”) under separate hotel management agreements.

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

Business Objectives

The Company’s primary objective is to enhance shareholder value by increasing funds from operations and cash available for distributions through acquisitions and internal growth. The acquisition strategy includes purchasing hotels in developed markets with strong brand recognition, high levels of customer satisfaction and the potential for cash flow growth. The internal growth strategy includes utilizing the Company’s asset management expertise to improve the quality of the Company’s hotels by renovating existing properties, aggressively managing room rates and partnering with industry leaders in hotel management, thereby improving hotel revenue and operating performance. The Company believes its planned acquisitions and strong asset management at its existing hotels will continue to improve financial results.

The Company currently owns 62 hotels and has entered into contracts for the purchase of eight additional hotels for a total purchase price of approximately $84.9 million. Five of the eight hotels are under construction and should be completed over the next 12 months. The other three hotels are expected to close in the first quarter of 2006. The contracts are subject to normal due diligence and no assurances can be given that all of the conditions to closing will be satisfied. It is anticipated substantially all of the purchase price will be paid from cash proceeds from the Company’s ongoing best efforts offering and cash on hand.

The Company is committed to reserving a percentage of gross revenue per month for certain capital expenditures related to the periodic replacement or refurbishment of furniture, fixtures and equipment. The Company has approximately $2.8 million held in escrow for future furniture, fixture and equipment purchases as of December 31, 2005.

Financing

The Company purchased 51 hotels in 2005. The total gross purchase price for these properties was approximately $590.5 million. The Company used the proceeds from its ongoing best-efforts offering, assumed secured debt of $40.8 million and entered into a short term bridge loan of $40 million to fund the purchase price. The bridge loan was repaid in January 2006 with proceeds from the Company’s ongoing best efforts offering.

Although there can be no assurance that additional debt will not be utilized, the Company does not intend to utilize a significant amount of debt to finance future acquisitions. The Company’s bylaws require board approval or review of any debt financing obtained by the Company.

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

Hotel Operating Performance

The Company owns twelve Hilton Garden Inn hotels, nine Residence Inn hotels, eight Courtyard hotels, seven SpringHill Suites hotels, six Homewood Suites hotels, six TownePlace Suites hotels, five Fairfield Inn hotels, four Hampton Inn hotels, three Hampton Inn & Suites hotels and two full service Marriott hotels. They are located in various states and, in aggregate, consist of 7,141 rooms.

Room revenue for these hotels totaled $91,610,106 for the period owned in 2005, and the hotels achieved average occupancy of 71%, ADR of $101 and REVPAR of $72. In general, performance at the Company’s hotels have met expectations for the period held. Hotel performance is impacted by many factors including the economic conditions in the United States, as well as each locality. As a result, there can be no assurance that the Company’s operating performance will continue to meet expectations in the future.

As the Company only owned 11 hotels at the beginning of 2005, and purchased 51 hotels throughout 2005, comparisons to prior periods would not be meaningful.

Management and Franchise Agreements

Each of the Company’s 62 hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies: Marriott, Stonebridge, Hilton, Western, LBA, WLS, or Inn Ventures. The agreements provide for initial terms ranging from 2 to 30 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. During the year ended December 31, 2005 the Company incurred approximately $3.2 million in management fees.

Stonebridge, Western, LBA, WLS, and Inn Ventures are not affiliated with either Marriott or Hilton, and as a result, these hotels were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for a term of 13 to 20 years. Fees associated with the Hilton agreements generally include the payment of royalty fees and program fees based on room revenues. The Marriott franchise agreements provide for an initial term of 15 to 20 years. Fees associated with the Marriott agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. During the year ended December 31, 2005 the Company incurred approximately $4.0 million in franchise fees.

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

Employees

During 2005, all employees involved in the day-to-day operation of the Company’s hotels were employed by third party management companies engaged pursuant to the hotel management agreements. The Company has no employees and utilizes, through an advisory agreement for corporate and strategic support, personnel from Apple Six Advisors, Inc. (“ASA”) who in turn utilizes employees from Apple Hospitality Two, Inc.

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

Property Acquisitions

The Company began 2005 with 11 hotels and acquired 51 additional hotels throughout the year. The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel acquired in 2005. All dollar amounts are in thousands.

Location	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Anchorage, AK	Hampton Inn	Stonebridge	3/14/05	101	$11,500
Bakersfield, CA	Hilton Garden Inn	Hilton	3/18/05	120	11,500
Tallahassee, FL	Hilton Garden Inn	Hilton	3/18/05	99	10,850
Lake Mary, FL	Courtyard	Stonebridge	3/18/05	86	6,000
Foothill Ranch, CA	Hampton Inn	Stonebridge	4/21/05	84	7,400
Ft. Worth, TX	Residence Inn	Western	5/6/05	149	17,000
Boulder, CO	Marriott	WLS	5/9/05	157	30,000
Ft. Worth, TX	Homewood Suites	Hilton	5/24/05	137	9,097
Nashville, TN	Homewood Suites	Hilton	5/24/05	121	8,103
Albany, GA	Courtyard	LBA	6/24/05	84	8,597
Lakeland, FL	Residence Inn	LBA	6/24/05	78	9,886
Huntsville, AL	Residence Inn	LBA	6/24/05	78	8,288
Dothan, AL	Hampton Inn & Suites	LBA	6/24/05	85	8,673
Columbus, GA	Residence Inn	LBA	6/24/05	78	7,888
Las Colinas, TX	TownePlace Suites	Western	6/30/05	136	7,178
Arlington, TX	TownePlace Suites	Western	6/30/05	95	7,148
Arlington, TX	SpringHill Suites	Western	6/30/05	122	7,486
Tempe, AZ	TownePlace Suites	Western	6/30/05	119	8,128
Tempe, AZ	SpringHill Suites	Western	6/30/05	121	8,060
Wallingford, CT	Homewood Suites	WLS	7/8/05	104	12,780
McAllen, TX	Hilton Garden Inn	Western	7/19/05	104	9,000
Pensacola, FL	Hampton Inn & Suites	LBA	7/21/05	85	9,279
Rocky Hill, CT	Residence Inn	WLS	8/1/05	96	12,070
Dothan, AL	Courtyard	LBA	8/11/05	78	8,016
Somerset, NJ	Homewood Suites	WLS	8/17/05	123	17,750
Birmingham, AL	Fairfield Inn	LBA	8/25/05	63	2,176
Tuscaloosa, AL	Courtyard	LBA	8/25/05	78	7,551
Tuscaloosa, AL	Fairfield Inn	LBA	8/25/05	63	3,982
Pensacola, FL	Courtyard	LBA	8/25/05	90	11,369
Pensacola, FL	Fairfield Inn	LBA	8/25/05	63	4,858
Pittsburgh, PA	Residence Inn	WLS	9/2/05	156	11,000
Laredo, TX	Residence Inn	Western	9/12/05	109	11,445
Mt. Olive, NJ	Residence Inn	WLS	9/15/05	123	12,070
Saratoga Springs, NY	Hilton Garden Inn	WLS	9/29/05	112	17,750
Huntsville, AL	Fairfield Inn	LBA	9/30/05	79	4,954
Savannah, GA	SpringHill Suites	LBA	9/30/05	79	5,407
Montgomery, AL	SpringHill Suites	LBA	9/30/05	79	6,835
Valdosta, GA	Courtyard	LBA	10/3/05	84	8,284
Farmington, CT	Courtyard	WLS	10/20/05	119	16,330
Orange Park, FL	Fairfield Inn	LBA	11/8/05	83	7,221
Folsom, CA	Hilton Garden Inn	Inn Ventures	11/30/05	100	18,028
Milpitas, CA	Hilton Garden Inn	Inn Ventures	11/30/05	161	18,600
Roseville, CA	Hilton Garden Inn	Inn Ventures	11/30/05	131	20,759
Renton, WA	Hilton Garden Inn	Inn Ventures	11/30/05	150	16,096
Laredo, TX	Homewood Suites	Western	11/30/05	106	10,500
Dallas, TX	SpringHill Suites	Western	12/9/05	147	19,500
Hillsboro, OR	TownePlace Suites	Inn Ventures	12/19/05	136	11,500
Kent, WA	TownePlace Suites	Inn Ventures	12/19/05	152	12,000
Mukilteo, WA	TownePlace Suites	Inn Ventures	12/19/05	128	12,000
Portland, OR	Residence Inn	Inn Ventures	12/19/05	258	42,000
Fredericksburg, VA	Hilton Garden Inn	Hilton	12/20/05	148	16,600

			Total	5,637	$590,492

The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries (collectively, the “lessee”) under master hotel lease agreements. The Company also used the proceeds of its ongoing offering to pay 2% of the gross purchase price for these hotels, which equals approximately $11.8 million, as a commission to Apple Six Realty Group, Inc. (ASRG). ASRG is owned by the Company’s Chairman, Chief Executive Officer and President, Glade M. Knight.

In 2005, the Company assumed approximately $40.8 million of debt secured by 12 of the properties. The following table summarizes the hotel, interest rate, maturity date and the principal amount assumed associated with each mortgage. All dollar amounts are in thousands.

Location	Brand	Rate	Maturity Date	Principal Assumed
Anchorage, AK	Hampton Inn	7.75%	4/01/09	$5,531
Foothill Ranch, CA	Hampton Inn	8.06%	8/01/11	4,502
Dothan, AL	Courtyard	7.35%	4/01/08	3,244
Birmingham, AL	Fairfield Inn	7.35%	5/01/08	2,086
Tuscaloosa, AL	Courtyard	7.30%	5/01/08	3,388
Tuscaloosa, AL	Fairfield Inn	7.30%	5/01/08	1,690
Pensacola, FL	Courtyard	7.35%	5/01/08	4,557
Pensacola, FL	Fairfield Inn	7.35%	5/01/08	2,734
Huntsville, AL	Fairfield Inn	6.80%	1/11/13	3,028
Savannah, GA	SpringHill Suites	6.80%	1/11/13	3,066
Montgomery, AL	SpringHill Suites	6.80%	1/11/13	3,785
Orange Park, FL	Fairfield Inn	8.52%	2/11/11	3,193

			Total	$40,804

No goodwill or intangible assets were recorded in connection with any of the acquisitions.

In addition, the Company has entered into contracts for the purchase of eight additional hotels. Five of the eight hotels are under construction and should be completed over the next 12 months. The other three hotels are expected to close in the first quarter of 2006. Although the Company believes there is a reasonable probability that it will acquire these hotels, there can be no assurance that all of the conditions to closing will be satisfied. The following table summarizes the location, brand, number of rooms and gross purchase price for each hotel:

Location	Brand	Rooms	Gross Purchase Price
Clearwater, FL	SpringHill Suites	79	$6,922,903
Panama City, FL	Courtyard	84	9,244,916
Houston, TX	Residence Inn	130	13,600,000
Brownsville, TX	Courtyard	90	8,550,000
Stafford, TX	Homewood Suites	78	7,800,000
San Francisco, CA	Hilton Garden Inn	169	12,266,430
Hillsboro, OR	Courtyard	155	15,500,000
Hillsboro, OR	Residence Inn	122	11,000,000

	Total	907	$84,884,249

Related Parties

The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

Including ASRG and ASA discussed above, Mr. Knight is also Chairman and CEO of Apple Hospitality Two, Inc. (a hospitality REIT), Apple Hospitality Five, Inc. (a hospitality REIT) and Apple REIT Seven, Inc. (a newly organized company proposed to be a diversified REIT). The Company’s Board of Directors are also on the board of Apple Hospitality Two, Inc. and Apple Hospitality Five, Inc.

Item 1A.    Risk Factors

The following describes several risk factors which are applicable to the Company.

Hotel Operations

The Company’s hotels are subject to all of the risks common to the hotel industry. These risks could adversely affect hotel occupancy and the rates that can be charged for hotel rooms as well as hotel operating expenses, and generally include:

•	increases in supply of hotel rooms that exceed increases in demand;

•	increases in energy costs and other travel expenses that reduce business and leisure travel;

•	reduced business and leisure travel due to continued geo-political uncertainty, including terrorism;

•	adverse effects of declines in general and local economic activity;

•	adverse effects of a downturn in the hotel industry; and

General Economic Conditions

Changes in general or local economic or market conditions, increased costs of energy, increased costs of insurance, increased costs of products, increased costs and shortages of labor, competitive factors, fuel shortages, quality of management, the ability of a hotel chain to fulfill any obligations to operators of its hotel business, limited alternative uses for the building, changing consumer habits, condemnation or uninsured losses, changing demographics, changing traffic patterns, inability to remodel outmoded buildings as required by the franchise or lease agreement and other factors beyond the Company’s control may reduce the value of properties that the Company owns. As a result, cash available to make distributions to the shareholders may be affected.

Hospitality Industry

The success of the Company’s properties will depend largely on the property operators’ ability to adapt to dominant trends in the hotel industry as well as greater competitive pressures, increased consolidation, industry overbuilding, dependence on consumer spending patterns and changing demographics, the introduction of new concepts and products, availability of labor, price levels and general economic conditions. The success of a particular hotel brand, the ability of a hotel brand to fulfill any obligations to operators of its business, and trends in the hotel industry may affect the Company’s income and the funds it has available to distribute to shareholders.

The hospitality industry could also experience a significant decline in occupancy and average daily rates due to a reduction in both business and leisure travel. General economic conditions, increased fuel costs, natural disasters and terrorist attacks are few factors that could effect an individual’s willingness to travel. The Company’s property insurance will typically cover losses for property damage due to terrorist attacks or natural disasters. However, the Company is not insured against the potential negative effect a terrorist attack or natural disaster would have on the hospitality industry as a whole.

Seasonality

The hotel industry is seasonal in nature. Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters. As a result, there may be quarterly fluctuations in results of operations of properties leased to subsidiaries. As a result, the Company may need to enter into short-term borrowing in certain periods in order to offset these fluctuations in revenues and to make distributions to shareholders.

Franchise Agreements

The Company’s wholly-owned taxable REIT subsidiaries, operate all of the properties pursuant to franchise or license agreements with nationally recognized hotel brands. These franchise agreements contain specific standards for, and restrictions and limitations on, the operation and maintenance of the Company’s properties in order to maintain uniformity within the franchiser system. These standards could potentially conflict with the Company’s ability to create specific business plans tailored to each property and to each market.

Competition

The hotel industry is highly competitive. Each of the Company’s hotels is located in a developed area that includes other hotels and competes for guests primarily with other hotels in the Company’s immediate vicinity and secondarily with other hotels in the Company’s geographic market. An increase in the number of competitive hotels in a particular area could have a material adverse effect on the occupancy, average daily rate (“ADR”) and revenue per available room (“REVPAR”) of the Company’s hotels in that area. In addition, increases in operating costs due to inflation may not be offset by increased room rates.

Qualification as a REIT

The rules governing a REIT are highly technical and complex. They require ongoing compliance with a variety of tests that depend on, among other things, future operations. While the Company expects to satisfy these tests, it cannot ensure it will qualify as a REIT for any particular year. There is also the risk that the applicable laws governing a REIT could be changed, which could adversely effect the Company and its shareholders.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

As of December 31, 2005, the Company owned 62 hotels consisting of the following:

Brand	Total by Brand	Number of Rooms
Hilton Garden Inn	12	1,477
Residence Inn	9	1,125
Courtyard	8	754
SpringHill Suites	7	779
Homewood Suites	6	713
TownePlace Suites	6	766
Fairfield Inn	5	351
Hampton Inn	4	454
Hampton Inn & Suites	3	303
Marriott	2	419

Total	62	7,141

In aggregate, the Company’s hotels consist of 7,141 rooms. The following table includes the location of each hotel, the date of construction, the date acquired, encumbrances, initial acquisition cost, gross carrying value and the number of rooms of each hotel.

Real Estate and Accumulated Depreciation

As of December 31, 2005

(dollars in thousands)

					Subsequently Capitalized
			Initial Cost		Bldg. Imp. & FF&E	Total Gross Cost	Acc. Deprec.	Date of Construction	Date Acquired	Depreciable Life	# of Rooms
Description	Brand	Encumbrances	Land	Bldg./FF&E
Albany, GA	Courtyard	$—	$1,253	$7,658	$1	$8,912	$(150)	2004	Jun-05	3 - 39 yrs.	84
Anchorage, AK	Hilton Garden Inn	—	4,236	14,808	66	19,110	(546)	2002	Oct-04	3 - 39 yrs.	125
Anchorage, AK	Homewood Suites	—	1,863	11,381	24	13,268	(488)	2004	Oct-04	3 - 39 yrs.	122
Anchorage, AK	Hampton Inn	5,374	1,243	10,695	195	12,133	(252)	1997	Mar-05	3 - 39 yrs.	101
Arcadia, CA	Hilton Garden Inn	—	1,733	10,285	213	12,231	(404)	1999	Oct-04	3 - 39 yrs.	124
Arcadia, CA	Springhill Suites	—	1,633	6,459	300	8,392	(243)	1999	Oct-04	3 - 39 yrs.	86
Arlington, TX	TownePlace Suites	—	1,033	6,373	24	7,430	(123)	1999	Jun-05	3 - 39 yrs.	95
Arlington, TX	Springhill Suites	—	1,122	6,649	1	7,772	(134)	1998	Jun-05	3 - 39 yrs.	122
Bakersfield, CA	Hilton Garden Inn	—	1,166	10,565	26	11,757	(308)	2004	Mar-05	3 - 39 yrs.	120
Birmingham, AL	Fairfield Inn	2,068	354	2,057	6	2,417	(25)	1995	Aug-05	3 - 39 yrs.	63
Boulder, CO	Marriott	—	3,066	27,825	55	30,946	(535)	1997	May-05	3 - 39 yrs.	157
Columbus, GA	Residence Inn	—	—	8,184	14	8,198	(147)	2003	Jun-05	3 - 39 yrs.	78
Dallas, TX	Springhill Suites	—	1,372	18,737	—	20,109	(52)	1997	Dec-05	3 - 39 yrs.	147
Dothan, AL	Hampton Inn & Suites	—	842	8,129	4	8,975	(160)	2004	Jun-05	3 - 39 yrs.	85
Dothan, AL	Courtyard	3,216	1,270	7,142	51	8,463	(91)	1996	Aug-05	3 - 39 yrs.	78
Farmington, CT	Courtyard	—	1,794	15,434	1	17,229	(120)	2005	Oct-05	3 - 39 yrs.	119
Folsom, CA	Hilton Garden Inn	—	1,521	16,989	—	18,510	(81)	1999	Nov-05	3 - 39 yrs.	100
Foothill Ranch, CA	Hampton Inn	4,453	1,107	6,803	159	8,069	(143)	1998	Apr-05	3 - 39 yrs.	84
Fort Worth, TX	Residence Inn	—	1,873	15,586	2	17,461	(337)	2005	May-05	3 - 39 yrs.	149
Fort Worth, TX	Homewood Suites	—	1,152	8,210	197	9,559	(191)	1999	May-05	3 - 39 yrs.	137
Fredericksburg, VA	Hilton Garden Inn	—	1,822	15,362	—	17,184	(43)	2005	Dec-05	3 - 39 yrs.	148
Ft. Worth, TX	Springhill Suites	—	2,125	11,619	—	13,744	(609)	2004	May-04	3 - 39 yrs.	145
Glendale, CO	Hampton Inn & Suites	6,384	3,641	11,221	333	15,195	(410)	1999	Oct-04	3 - 39 yrs.	133
Hillsboro, WA	TownePlace Suites	—	2,150	9,715	—	11,865	(27)	1999	Dec-05	3 - 39 yrs.	136
Huntsville, AL	Residence Inn	—	947	7,632	8	8,587	(132)	2002	Jun-05	3 - 39 yrs.	78
Huntsville, AL	Fairfield Inn	3,014	506	4,813	1	5,320	(43)	1999	Sep-05	3 - 39 yrs.	79
Kent, WA	TownePlace Suites	—	1,841	10,721	—	12,562	(30)	1999	Dec-05	3 - 39 yrs.	152
Lake Forest, CA	Hilton Garden Inn	—	1,600	9,765	28	11,393	(417)	2004	Oct-04	3 - 39 yrs.	103
Lake Mary, FL	Courtyard	—	690	5,568	62	6,320	(140)	1995	Mar-05	3 - 39 yrs.	86
Lakeland, FL	Residence Inn	—	1,520	8,698	15	10,233	(147)	2001	Jun-05	3 - 39 yrs.	78
Lakewood, CO	Hampton Inn	—	2,508	8,090	86	10,684	(346)	2003	Oct-04	3 - 39 yrs.	170
Laredo, TX	Residence Inn	—	902	10,969	—	11,871	(123)	2005	Sep-05	3 - 39 yrs.	109
Laredo, TX	Homewood Suites	—	1,118	9,781	—	10,899	(56)	2005	Nov-05	3 - 39 yrs.	106
Las Colinas, TX	TownePlace Suites	—	1,205	6,256	—	7,461	(134)	1998	Jun-05	3 - 39 yrs.	136
McAllen, TX	Hilton Garden Inn	—	1,178	8,143	—	9,321	(121)	2000	Jul-05	3 - 39 yrs.	104

Real Estate and Accumulated Depreciation

As of December 31, 2005

(dollars in thousands)

					Subsequently Capitalized
			Initial Cost		Bldg. Imp. & FF&E	Total Gross Cost	Acc. Deprec.	Date of Construction	Date Acquired	Depreciable Life	# of Rooms
Description	Brand	Encumbrances	Land	Bldg./FF&E
Milpitas, CA	Hilton Garden Inn	$—	$2,565	$16,534	$—	$19,099	$(84)	1999	Nov-05	3 - 39 yrs.	161
Montgomery, AL	Springhill Suites	3,768	963	6,327	3	7,293	(57)	1998	Sep-05	3 - 39 yrs.	79
Mt. Olive, NJ	Residence Inn	—	1,410	11,331	—	12,741	(125)	2005	Sep-05	3 - 39 yrs.	123
Mukilteo, WA	TownePlace Suites	—	1,505	11,055	—	12,560	(29)	1999	Dec-05	3 - 39 yrs.	128
Myrtle Beach, SC	Courtyard	—	1,857	7,631	172	9,660	(389)	1999	Jun-04	3 - 39 yrs.	135
Nashville, TN	Homewood Suites	—	1,170	7,177	129	8,476	(167)	1999	May-05	3 - 39 yrs.	121
Orange Park, FL	Fairfield Inn	3,188	855	6,979	23	7,857	(31)	1998	Nov-05	3 - 39 yrs.	83
Pensacola, FL	Hampton Inn & Suites	—	1,248	8,354	—	9,602	(145)	2005	Jul-05	3 - 39 yrs.	85
Pensacola, FL	Courtyard	4,519	1,186	10,728	32	11,946	(121)	1997	Aug-05	3 - 39 yrs.	90
Pensacola, FL	Fairfield Inn	2,711	470	4,703	10	5,183	(53)	1995	Aug-05	3 - 39 yrs.	63
Phoenix, AZ	Hampton Inn	—	1,425	5,205	273	6,903	(205)	1998	Oct-04	3 - 39 yrs.	99
Pittsburg, PA	Residence Inn	—	1,161	10,267	95	11,523	(97)	1998	Sep-05	3 - 39 yrs.	156
Portland, OR	Residence Inn	—	4,400	38,687	—	43,087	(95)	2001	Dec-05	3 - 39 yrs.	258
Redmond, WA	Marriott	—	9,504	56,168	92	65,764	(2,584)	2004	Jul-04	3 - 39 yrs.	262
Renton, WA	Hilton Garden Inn	—	1,277	14,674	—	15,951	(75)	1998	Nov-05	3 - 39 yrs.	150
Richmond, VA	Corporate Office		381	1,038	554	1,973	(128)	1893	June-04	3 - 39 yrs.	N/A
Rocky Hill, CT	Residence Inn	—	1,472	11,284	—	12,756	(148)	2005	Aug-05	3 - 39 yrs.	96
Roseville, CA	Hilton Garden Inn	—	2,362	18,937	—	21,299	(92)	1999	Nov-05	3 - 39 yrs.	131
Saratoga Springs, NY	Hilton Garden Inn	—	2,399	15,885	—	18,284	(142)	1999	Sep-05	3 - 39 yrs.	112
Savannah, GA	Springhill Suites	3,052	693	5,099	3	5,795	(47)	1999	Sep-05	3 - 39 yrs.	79
Somerset, NJ	Homewood Suites	—	1,813	16,801	—	18,614	(215)	2005	Aug-05	3 - 39 yrs.	123
Tallahassee, FL	Hilton Garden Inn	—	1,103	10,130	262	11,495	(242)	1997	Mar-05	3 - 39 yrs.	99
Tempe, AZ	TownePlace Suites	—	1,226	7,169	—	8,395	(139)	1998	Jun-05	3 - 39 yrs.	119
Tempe, AZ	Springhill Suites	—	1,170	7,159	7	8,336	(142)	1998	Jun-05	3 - 39 yrs.	121
Tuscaloosa, AL	Courtyard	3,359	—	7,953	19	7,972	(90)	1996	Aug-05	3 - 39 yrs.	78
Tuscaloosa, AL	Fairfield Inn	1,676	—	4,240	12	4,252	(48)	1996	Aug-05	3 -39 yrs.	63
Valdosta, GA	Courtyard	—	1,036	7,529	—	8,565	(58)	2002	Oct-05	3 - 39 yrs.	84
Wallingford, CT	Homewood Suites	—	1,419	12,072	1	13,492	(191)	2005	Jul-05	3 - 39 yrs.	104
Construction in Progress		—	—	—	964	964	—

		$46,782	$99,456	$699,438	$4,523	$803,417	$(13,247)

Investment in hotels at December 31, 2005, consisted of the following:

Land	$99,440,232
Building and Improvements	669,652,268
Furniture, Fixtures and Equipment	34,324,422

803,416,922
Less Accumulated Depreciation	(13,247,195)

Investments in Hotels, net	$790,169,727

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

On-Going Best-Efforts Offering

The Company is currently conducting an on-going best-efforts offering. The Company registered its Units on Registration Statement Form S-11 (File No. 333-112169) filed April 20, 2004. The Company began its best-efforts offering (the “Offering”) of Units on April 23, 2004, the same day the Registration Statement was declared effective by the Securities and Exchange Commission. Each Unit consists of one common share and one Series A preferred share. The Offering is continuing as of the date of filing this annual report on Form 10-K. The managing underwriter is David Lerner Associates, Inc. and all of the Units are being sold for the Company’s account.

Common Shares

There is currently no established public market in which the Company’s common shares are traded. As of December 31, 2005 there were 81,774,666 Units outstanding. The per share estimated market value is deemed to be the offering price of the shares, which is currently $11.00 per share. This is supported by the fact that the Company is currently selling shares to the public at a price of $11.00 per share through its ongoing best efforts offering and the Company has not realized any decrease in the market value of its assets. The Units are held by approximately 21,110 beneficial shareholders.

Unit Redemption Program

In July 2005, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per unit that the shareholder actually paid for the unit; or (2) $11.00 per unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As of December 31, 2005, the Company has redeemed 437,529 Units in the amount of $4,760,913 under the program. The following is a summary of redemptions during the fourth quarter of 2005:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
October 2005	233,404	$10.91	437,529	(1)

(1)	The maximum number of Units that may be redeemed in the current calendar year is three percent (3.0%) of the weighted average number of Units outstanding at the end of the previous calendar year.

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

Series B Convertible Preferred Shares

The Company currently has 240,000 Series B convertible preferred shares issued and outstanding, all owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. There are no dividends payable on the Series B convertible preferred shares. Holders of more than two-thirds of the Series B convertible preferred shares must approve any proposed amendment to the Articles of Incorporation that would adversely affect the Series B convertible preferred shares. Upon liquidation, each holder of the Series B convertible preferred shares is entitled to a priority liquidation payment. However the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11 per number of common shares into which each Series B convertible preferred share would convert. In the event that the liquidation of the Company’s assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis. The Series B convertible preferred shares are convertible into Units upon and for 180 days following the occurrence of any of the following events: (1) substantially all of the Company’s assets, stock or business is transferred as a going concern, whether through exchange, merger, consolidation, lease, share exchange or otherwise, other than a sale of assets in liquidation, dissolution or winding up of the Company’s business; or (2) the termination or expiration without renewal of the advisory agreement with Apple Six Advisors, Inc., or if the company ceases to use Apple Six Realty Group, Inc. to provide property acquisition and disposition services; or (3) the Company’s common shares are listed on any securities exchange or quotation system or in any established market.

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

Distribution Policy

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions in 2005 totaled $48.9 million and were paid monthly at a rate of $0.073 per common share. The timing and amounts of distributions to shareholders are within the discretion of the Company’s Board of Directors. The amount and frequency of future distributions will depend on the Company’s results of operations, cash flow from operations, economic conditions, working capital requirements, cash requirements to fund investing and financing activities, capital expenditure requirements, including improvements to and expansions of properties and the acquisition of additional properties, as well as the distribution requirements under federal income tax provisions for qualification as a REIT.

Non-Employee Directors Stock Option Plan and Incentive Plan

The Company’s board of directors has adopted and the Company’s shareholders have approved a Non-Employee Directors Stock Option Plan and an Incentive Plan. The options issued under each plan convert to Units. Each Unit is equal to one common share and one Series A preferred share of the Company. As of December 31, 2005, options to purchase 72,224 Units were outstanding with a weighted average exercise price of $11 per Unit.

Valuation of Real Estate Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate, in which it has an ownership interest, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate may not be recoverable, the Company assesses the recoverability of these assets by determining whether the carrying value will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, an impairment loss is recorded. To date, the Company has not recorded any impairment losses.

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

Use of Proceeds

The following tables set forth information concerning the Offering and the use of proceeds from the Offering as of December 31, 2005. All amounts are in thousands except per Unit data.

Units Registered:
	4,762 Units	$10.50 per Unit	$50,000
	86,364 Units	$11.00 per Unit	950,000

Totals:	91,126 Units		$1,000,000

Units Sold:
	4,762 Units	$10.50 per Unit	$50,000
	77,450 Units	$11.00 per Unit	851,953

Totals:	82,212 Units		901,953

Expenses of Issuance and Distribution of Units

1. Underwriting discounts and commission			90,195
2. Expenses of underwriters			114
3. Direct or indirect payments to directors or officers of the Company or their associates, to ten percent shareholders, or to affiliates of the Company			—
4. Fees and expenses of third parties			1,804

Total Expenses of Issuance and Distribution of Common Shares			92,113

Net Proceeds to the Company			$809,840

1. Purchase of real estate (net of debt proceeds and repayment)			$746,055
2. Working capital (including income from operations and distributions)			43,571
3. Fees to the following (all affiliates of officers of the Company):
- Apple Six Realty Group, Inc.			15,453
4. Unit Redemption			4,761

Total of Application of Net Proceeds to the Company			$809,840

Item 6. Selected Financial Data

The following table sets forth selected financial data for the year ended December 31, 2005 and the period January 20, 2004 (initial capitalization) through December 31, 2004. Certain information in the table has been derived from the Company’s audited financial statements and notes thereto. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, and Item 15(1), the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

(in thousands except per share and statistical data)	For the year ended December 31, 2005	For the period January 20, 2004 (initial capitalization) through December 31, 2004
Revenues:
Room revenue	$91,610	$12,092
Other revenue	10,180	2,343

Total revenue	101,790	14,435

Expenses:
Hotel expenses	59,867	9,750
Taxes, insurance and other	5,340	663
General and administrative	3,526	1,210
Depreciation	11,366	1,881
Interest and other expenses, net	(2,126)	(328)

Total expenses	77,973	13,176

Net income	$23,817	$1,259

Per Share
Earnings per common share	$0.42	$0.10
Distributions paid to common shareholders	$0.88	$0.55
Weighted-average common shares outstanding—basic and diluted	56,451	12,300

Balance Sheet Data
Cash and cash equivalents	$35,948	$142,790
Investment in hotels, net	$790,170	$184,084
Total assets	$854,316	$332,259
Notes payable-secured	$76,855	$6,557
Shareholders’ equity	$771,835	$325,099
Net book value per share	$9.44	$9.56

Other Data
Cash flow from:
Operating activities	$28,907	$2,904
Investing activities	$(585,507)	$(183,840)
Financing activities	$449,758	$323,702
Number of hotels owned at end of period	62	11
Average Daily Rate (ADR) (b)	$101	$105
Occupancy	71.1%	59.8%
Revenue Per Available Room (REVPAR) (c)	$72	$63

Funds From Operations Calculation
Net income	$23,817	$1,259
Depreciation	11,366	1,881

Funds from operations (a)	$35,183	$3,140

FFO per share	$0.62	$0.26

(a)	Funds from operations (FFO) is defined as net income (computed in accordance with generally accepted accounting principles—GAAP) excluding gains and losses from sales of depreciable property, plus depreciation and amortization. The Company considers FFO in evaluating property acquisitions and its operating performance and believes that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company’s activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs.
(b)	Total room revenue divided by number of rooms sold.
(c)	ADR multiplied by occupancy percentage.

Item 7.    Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles and competition within the hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission and Item 1A.

General

The Company was formed and initially capitalized on January 20, 2004, with its first investor closing on April 23, 2004. The Company owns 62 hotels within different markets in the United States. The Company is treated as a Real Estate Investment Trust (“REIT”) for federal income tax purposes. The Company’s first hotel was not acquired until May 28, 2004, with 11 total hotels purchased in 2004 and an additional 51 hotels purchased throughout 2005. Accordingly, the results of operations include only the results of operations of the hotels for the period owned. Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels, in general, has met the Company’s expectations for the period owned. In evaluating financial condition and operating performance, the most important matters on which the Company focuses are revenue measurements, such as average occupancy, average daily rate and revenue per available room, and expenses, such as hotel operating expenses, general and administrative and other expenses described below. The following is a summary of results.

(in thousands except statistical data)	Year ended December 31, 2005	Percent of Revenue	Period ended January 20, 2004 (initial capitalization) through December 31,2004	Percent of Revenue
Total revenues	$101,790	100%	$14,435	100%
Hotel direct expenses	59,867	59%	9,750	68%
Taxes, insurance and other expense	5,340	5%	663	5%
General and administrative expense	3,526	3%	1,210	8%

Depreciation	11,366		1,881
Interest income	3,909		435
Interest expense	1,783		107

Number of Hotels	62		11
ADR	$101		$105
Occupancy	71.1%		59.8%
RevPAR	$72		$63

Hotels Owned

As of December 31, 2005, the Company owned 62 hotels, with a total of 7,141 rooms. The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

Location	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Ft. Worth, TX	SpringHill Suites	Marriott	5/28/04	145	$13,340
Myrtle Beach, SC	Courtyard	Marriott	6/8/04	135	9,200
Redmond, WA	Marriott	Marriott	7/7/04	262	64,000
Anchorage, AK	Hilton Garden Inn	Stonebridge	10/12/04	125	18,900
Anchorage, AK	Homewood Suites	Stonebridge	10/12/04	122	13,200
Arcadia, CA	Hilton Garden Inn	Stonebridge	10/12/04	124	12,000
Arcadia, CA	SpringHill Suites	Stonebridge	10/12/04	86	8,100
Glendale, CO	Hampton Inn & Suites	Stonebridge	10/12/04	133	14,700
Lakewood, CO	Hampton Inn	Stonebridge	10/12/04	170	10,600
Lake Forest, CA	Hilton Garden Inn	Stonebridge	10/12/04	103	11,400
Phoenix, AZ	Hampton Inn	Stonebridge	10/12/04	99	6,700
Anchorage, AK	Hampton Inn	Stonebridge	3/14/05	101	11,500
Bakersfield, CA	Hilton Garden Inn	Hilton	3/18/05	120	11,500
Tallahassee, FL	Hilton Garden Inn	Hilton	3/18/05	99	10,850
Lake Mary, FL	Courtyard	Stonebridge	3/18/05	86	6,000
Foothill Ranch, CA	Hampton Inn	Stonebridge	4/21/05	84	7,400
Ft. Worth, TX	Residence Inn	Western	5/6/05	149	17,000
Boulder, CO	Marriott	WLS	5/9/05	157	30,000
Ft. Worth, TX	Homewood Suites	Hilton	5/24/05	137	9,097
Nashville, TN	Homewood Suites	Hilton	5/24/05	121	8,103
Albany, GA	Courtyard	LBA	6/24/05	84	8,597
Lakeland, FL	Residence Inn	LBA	6/24/05	78	9,886
Huntsville, AL	Residence Inn	LBA	6/24/05	78	8,288
Dothan, AL	Hampton Inn & Suites	LBA	6/24/05	85	8,673
Columbus, GA	Residence Inn	LBA	6/24/05	78	7,888
Las Colinas, TX	TownePlace Suites	Western	6/30/05	136	7,178
Arlington, TX	TownePlace Suites	Western	6/30/05	95	7,148
Arlington, TX	SpringHill Suites	Western	6/30/05	122	7,486
Tempe, AZ	TownePlace Suites	Western	6/30/05	119	8,128
Tempe, AZ	SpringHill Suites	Western	6/30/05	121	8,060
Wallingford, CT	Homewood Suites	WLS	7/8/05	104	12,780
McAllen, TX	Hilton Garden Inn	Western	7/19/05	104	9,000
Pensacola, FL	Hampton Inn & Suites	LBA	7/21/05	85	9,279
Rocky Hill, CT	Residence Inn	WLS	8/1/05	96	12,070
Dothan, AL	Courtyard	LBA	8/11/05	78	8,016
Somerset, NJ	Homewood Suites	WLS	8/17/05	123	17,750
Birmingham, AL	Fairfield Inn	LBA	8/25/05	63	2,176
Tuscaloosa, AL	Courtyard	LBA	8/25/05	78	7,551
Tuscaloosa, AL	Fairfield Inn	LBA	8/25/05	63	3,982
Pensacola, FL	Courtyard	LBA	8/25/05	90	11,369
Pensacola, FL	Fairfield Inn	LBA	8/25/05	63	4,858
Pittsburgh, PA	Residence Inn	WLS	9/2/05	156	11,000
Laredo, TX	Residence Inn	Western	9/12/05	109	11,445
Mt. Olive, NJ	Residence Inn	WLS	9/15/05	123	12,070
Saratoga Springs, NY	Hilton Garden Inn	WLS	9/29/05	112	17,750
Huntsville, AL	Fairfield Inn	LBA	9/30/05	79	4,954
Savannah, GA	SpringHill Suites	LBA	9/30/05	79	5,407
Montgomery, AL	SpringHill Suites	LBA	9/30/05	79	6,835
Valdosta, GA	Courtyard	LBA	10/3/05	84	8,284
Farmington, CT	Courtyard	WLS	10/20/05	119	16,330
Orange Park, FL	Fairfield Inn	LBA	11/8/05	83	7,221
Folsom, CA	Hilton Garden Inn	Inn Ventures	11/30/05	100	18,028
Milpitas, CA	Hilton Garden Inn	Inn Ventures	11/30/05	161	18,600
Roseville, CA	Hilton Garden Inn	Inn Ventures	11/30/05	131	20,759
Renton, WA	Hilton Garden Inn	Inn Ventures	11/30/05	150	16,096
Laredo, TX	Homewood Suites	Western	11/30/05	106	10,500
Dallas, TX	SpringHill Suites	Western	12/9/05	147	19,500
Hillsboro, OR	TownePlace Suites	Inn Ventures	12/19/05	136	11,500
Kent, WA	TownePlace Suites	Inn Ventures	12/19/05	152	12,000
Mukilteo, WA	TownePlace Suites	Inn Ventures	12/19/05	128	12,000
Portland, OR	Residence Inn	Inn Ventures	12/19/05	258	42,000
Fredericksburg, VA	Hilton Garden Inn	Hilton	12/20/05	148	16,600

			Total	7,141	$772,632

The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries (collectively, the “lessee”) under master hotel lease agreements. The Company also used the proceeds of its ongoing offering to pay 2% of the gross purchase price for these hotels, which equals approximately $15.5 million, as a commission to Apple Six Realty Group, Inc. (“ASRG”). ASRG is owned by the Company’s chairman, Chief Executive Officer and President, Glade M. Knight.

The Company assumed approximately $47.4 million of debt secured by 13 of the properties. The following table summarizes the hotel, interest rate, maturity date and the principal amount assumed associated with each mortgage. All dollar amounts are in thousands.

Location	Brand	Rate	Maturity Date	Principal Assumed
Glendale, CO	Hampton Inn & Suites	6.93%	1/01/13	$6,603
Anchorage, AK	Hampton Inn	7.75%	4/01/09	$5,531
Foothill Ranch, CA	Hampton Inn	8.06%	8/01/11	4,502
Dothan, AL	Courtyard	7.35%	4/01/08	3,244
Birmingham, AL	Fairfield Inn	7.35%	5/01/08	2,086
Tuscaloosa, AL	Courtyard	7.30%	5/01/08	3,388
Tuscaloosa, AL	Fairfield Inn	7.30%	5/01/08	1,690
Pensacola, FL	Courtyard	7.35%	5/01/08	4,557
Pensacola, FL	Fairfield Inn	7.35%	5/01/08	2,734
Huntsville, AL	Fairfield Inn	6.80%	1/11/13	3,028
Savannah, GA	SpringHill Suites	6.80%	1/11/13	3,066
Montgomery, AL	SpringHill Suites	6.80%	1/11/13	3,785
Orange Park, FL	Fairfield Inn	8.52%	2/11/11	3,193

			Total	$47,407

No goodwill or intangible assets were recorded in connection with any of the acquisitions.

Management and Franchise Agreements

Each of the Company’s 62 hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies: Marriott, Stonebridge, Hilton, Western, LBA, WLS, or Inn Ventures. The agreements provide for initial terms ranging from 2 to 30 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. During the year ended December 31, 2005 the Company incurred approximately $3.2 million in management fees.

Stonebridge, Western, LBA, WLS, and Inn Ventures are not affiliated with either Marriott or Hilton, and as a result, these hotels were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for a term of 13 to 20 years. Fees associated with the Hilton agreements generally include the payment of royalty fees and program fees based on room revenues. The Marriott franchise agreements provide for an initial term of 15 to 20 years. Fees associated with the Marriott agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. During the year ended December 31, 2005 the Company incurred approximately $4.0 million in franchise fees.

Results of Operations

During the period from January 20, 2004 to May 27, 2004, the Company owned no properties, had no revenue and was engaged in initial capital-raising activities. During this period, the Company incurred miscellaneous start-up costs and interest expense related to an unsecured line of credit. Operations did not commence until May 28, 2004, when the Company purchased its first hotel in Ft. Worth, Texas and ended 2004 with 11 hotels. In 2005, the company purchased an additional 51 hotels throughout the year. As a result, a comparison to prior year results would not be meaningful.

In general, performance at the Company’s hotels have met expectations for the period held. Hotel performance is impacted by many factors including economic conditions in the United States, as well as each locality. As a result, there can be no assurance that the Company’s operating performance will continue to meet expectations in the future.

Revenues

The Company’s principal source of revenue is hotel room revenue and other related revenue. Hotel operations are for the 62 hotels acquired through December 31, 2005 for their respective periods owned. For the period ended December 31, 2005, the Company had room revenue and other revenue of $91.6 million and $10.2 million, respectively. For the period ended December 31, 2005, the hotels achieved average occupancy of 71.1%, average daily rate, or ADR of $101 and revenue per available room, or RevPAR of $72. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR. These rates are consistent with industry and brand averages.

Expenses

Expenses for the period ended December 31, 2005 represented the expenses related to the 62 hotels acquired through December 31, 2005 for their respective periods owned.

For the period ended December 31, 2005, hotel operating expenses totaled $59.9 million, or 59% of total revenue. This percentage is expected to decrease as revenues for newly opened properties ramp up.

Taxes, insurance, and other expenses for the period ended December 31, 2005 was $5.3 million, or 5% of total revenue.

General and administrative expense for the period ended December 31, 2005 was $3.5 million, or 3% of total revenue. The Company anticipates this percentage to decrease as the Company’s asset base grows. The principal components of general and administrative expense are advisory fees, legal fees, accounting fees and reporting expense.

Depreciation expense for the period ended December 31, 2005 was $11.4 million. Depreciation expense represents the expense of the Company’s 62 hotels and related personal property for their respective periods owned.

Interest expense for the period ended December 31, 2005 was $1.8 million. Interest expense arose from debt assumed with the acquisition of 13 hotels and short term financing to bridge the purchase of properties and the raising of capital.

For the year ended December 31, 2005, the Company had interest income of $3.9 million. Interest income represents earnings on excess cash invested in short term money market instruments, pending investment in hotel properties.

Related Party Transactions

The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company has a contract with ASRG, a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of December 31, 2005, total payments to ASRG for services under the terms of this contract were $15.5 million, which was capitalized as a part of the purchase price of the hotels.

The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“ASA”), pursuant to which ASA provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. ASA utilizes Apple Hospitality Two, Inc. (“AHT”) to provide these services. Payments and expenses to ASA in 2005 and 2004 were approximately $1.6 and $0.4 million, respectively.

Including ASRG and ASA discussed above, Mr. Knight is also Chairman and CEO of Apple Hospitality Two, Inc. (a hospitality REIT), Apple Hospitality Five, Inc. (a hospitality REIT) and Apple REIT Seven, Inc. (a newly organized company proposed to be a diversified REIT). The Company’s Board of Directors are also on the board of Apple Hospitality Two, Inc. and Apple Hospitality Five, Inc.

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

Upon the occurrence of any conversion event, each Series B convertible preferred share may be converted into a number of common shares based upon the gross proceeds raised through the date of conversion in the $1 billion offering according to the following table:

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

Expense related to issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. Expense if the maximum offering is achieved could range from $0 to in excess of $63 million (assumes $11 per unit fair market value). Based on equity raised through December 31, 2005, if a triggering event had occurred, expense would have ranged from $0 to $57.4 million.

Liquidity and Capital Resources

Commercial Commitments (000’s)	Total	Amount of Commitment expiring per period
		Less than 1 year	2-3 Years	4-5 Years	Over 5 Years
Debt (including interest of $14.9 million)	$89,667	$32,738	$24,629	$9,294	$23,006
Property Purchase Commitments	84,884	84,884	—	—	—

Total Commercial Commitments	$174,551	$117,622	$24,629	$9,294	$23,006

Capital Requirements and Resources

The Company was formed and initially capitalized on January 20, 2004, with its first investor closing on April 23, 2004. The cash flow generated from the ongoing offering, the properties owned and cash on hand ($35.9 million at December 31, 2005) are the Company’s principal source of liquidity. In addition, the Company may borrow funds, subject to limitations set forth in its bylaws.

The Company anticipates that cash flow, and cash on hand, will be adequate to cover its operating expenses and to permit the Company to meet its anticipated liquidity requirements, including distribution requirements and property acquisitions. The Company intends to use the proceeds from the Company’s on-going best-efforts offering, and cash on hand, to purchase hotel properties.

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions in 2005 totaled $48.9 million and were paid monthly at a rate of $0.073 per common share and included a return of capital. For the same period the Company’s cash generated from operations was $28.9 million.

Due to the inherent delay between raising capital and investing that same capital in income producing real estate, the Company has had significant amounts of cash earning interest at short term money market rates. As a result, the difference between distributions paid and cash generated from operations has been funded from proceeds from our offering of Units, and this portion of distributions is expected to be treated as a return of capital for federal income tax purposes. The Company intends to continue paying dividends on a monthly basis at an annual rate of 8%. Since a portion of distributions has to date been funded with proceeds from the offering of Units, the Company’s ability to maintain its current intended rate of distribution will be based on its ability to fully invest its offering proceeds and thereby increase its cash generated from operations. Since there can be no assurance of the Company’s ability to acquire properties that provide income at this level, or that the properties already acquired will provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate. Proceeds of the offering which are distributed are not available for investment in properties.

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, an amount of 1% to 5% of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. As of December 31, 2005, the Company held $2.8 million in reserve for capital expenditures.

The Company is raising equity through a best-efforts offering of Units by David Lerner Associates, Inc. Each Unit is equal to one common share and one Series A preferred share of the Company. The Company achieved the minimum offering of 4.8 million Units at a price of $10.50 per Unit as of April 23, 2004. As of December 31, 2005, the Company had sold 82.2 million Units under this offering with proceeds, net of commissions, totaling $811.8 million. The Company is continuing the offering at $11.00 per Unit in accordance with the prospectus for the Company’s offering.

In July 2005, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per unit that the shareholder actually paid for the unit; or (2) $11.00 per unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As of December 31, 2005, the Company has redeemed 437,529 Units in the amount of $4,760,913 under the program.

In conjunction with the acquisition of five hotels in December 2005, the Company utilized short-term unsecured financing from a commercial bank in the amount of $40 million to fund a portion of the aggregate gross purchase price. This financing was evidenced by our promissory note and was governed by a loan agreement. The applicable interest rate was equal to LIBOR (the London Interbank Offered Rate) plus 2.2%. Payments of interest only are due monthly. A principal payment of $12 million was made on December 30, 2005. The remaining principal payment of $28 million was made on January 24, 2006 and the loan was extinguished.

The Company has entered into contracts for the purchase of eight additional hotels for a total purchase price of $84.9 million. Five of the eight hotels are under construction and should be completed over the next 12 months. The other three hotels are expected to close in the first quarter of 2006. The contracts are subject to normal due diligence and no assurances can be given that all of the conditions to closing will be satisfied. It is anticipated substantially all of the purchase price will be paid from cash on hand and proceeds from the on-going sale of Units.

Subsequent Events

In January 2006, the Company declared and paid $6.0 million or $.073 per share, in a distribution to its common shareholders. The Company also closed on an additional 3.6 million Units, representing gross proceeds of $39.6 million and proceeds net of selling and marketing costs of $35.7 million.

On January 20, 2006, the Company redeemed 393,389 Units in the amount of $4.3 million under its Unit Redemption Program.

On January 25, 2006, the Company, through a wholly-owned subsidiary, Apple Six Hospitality Air, LLC, purchased a Lear 40XR jet. The jet will be used mainly for acquisition and renovation due diligence trips and may be leased to third parties at market rates. The purchase price was approximately $8.3 million.

On January 30, 2006, the Company closed on the purchase of a Hilton Garden Inn hotel in San Francisco, California, which contains 169 rooms and was in operation when acquired. The gross purchase price of the hotel was $12.3 million.

In February 2006, the Company declared and paid $6.2 million or $.073 per share, in a distribution to its common shareholders. The Company also closed on an additional 4.7 million Units, representing gross proceeds of $52.2 million and proceeds net of selling and marketing costs of $47.0 million.

On February 17, 2006, the Company closed on the purchase of a SpringHill Suites hotel in Clearwater, Florida, which contains 79 rooms. The hotel began operations in January, 2006. The gross purchase price of the hotel was $7.0 million.

On March 3, 2006, the Company closed on an additional .6 million Units, representing gross proceeds of $6.2 million and proceeds net of selling and marketing costs of $5.6 million. This sale completed the Company’s on-going best efforts offering of Units.

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

Capitalization Policy

The Company considers expenditures to be capital in nature based on the following criteria: (1) for a single asset, the cost must be at least $500, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; (2) for group purchases of 10 or more identical assets, the unit cost for each asset must be at least $50, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; (3) for major repairs to buildings, the repair must be at least $2,500 and the useful life of the asset must be substantially extended.

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

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123 (R) is similar to the approach described in Statement 123. However, Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values, pro forma disclosure is no longer an alternative. Statement 123 (R) will be adopted by the Company in the first quarter of 2006. The adoption of the statement is not anticipated to have a material impact on the Company’s results of operations or financial position.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of December 31, 2005, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to changes in short term money market rates as it invests the proceeds from sale of Units pending use in acquisitions. Based on the Company’s cash invested at December 31, 2005, of $35.9 million, every 100 basis points change in interest rates will impact the Company’s net income by $359,000, all other factors remaining the same.

The Company has assumed fixed interest rate notes payable to lenders under permanent financing arrangements. The Company believes that the estimated fair value of the amounts outstanding under the fixed rate notes payable approximated the book value of $76.9 million at December 31, 2005, which is included in the Company’s financial statements. The following table summarizes the annual maturities and average interest rates.

(000’s)	2006	2007	2008	2009	2010	Thereafter	Total	Fair Market Value
Maturities	$29,228	$1,322	$17,424	$5,292	$701	$20,815	$74,782	$76,855
Average Interest Rate	6.7%	7.4%	7.3%	7.7%	7.2%	7.3%

Item 8.    Financial Statements and Supplementary Data

Report of Management

on Internal Control Over Financial Reporting

March 7, 2006

To the Shareholders

Apple REIT Six, Inc.

Management of Apple REIT Six, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

The Company’s internal control over financial reporting is supported by written policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company’s transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2005, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report, has issued an attestation report on management’s assessment of internal control over financial reporting, a copy of which appears on the next page of this annual report.

/s/ GLADE M. KNIGHT	/s/ BRYAN PEERY
Glade M. Knight Chairman and Chief Executive Officer	Bryan Peery Chief Financial Officer (Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

on Internal Control Over Financial Reporting

The Board of Directors and Shareholders

Apple REIT Six, Inc.

We have audited management’s assessment, included in the accompanying “Report of Management Internal Control over Financial Reporting”, that Apple REIT Six, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Apple REIT Six, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Apple REIT Six, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Apple REIT Six, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Apple REIT Six, Inc., as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year ended December 31, 2005 and for the period from January 20, 2004 (initial capitalization) through December 31, 2004, and our report dated March 7, 2006, expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Richmond, Virginia

March 7, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Apple REIT Six, Inc.

We have audited the accompanying consolidated balance sheets of Apple REIT Six, Inc. (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statement of operations, shareholders’ equity, and cash flows for the year ended December 31, 2005 and for the period from January 20, 2004 (initial capitalization) to December 31, 2004. Our audits also included the financial statement schedule listed in the Index of Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apple REIT Six, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for the year ended December 31, 2005 and for the period from January 20, 2004 (initial capitalization) through December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Apple REIT Six, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2006 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Richmond, Virginia

March 7, 2006

Apple REIT Six, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2005	December 31, 2004
ASSETS
Investment in real estate, net of accumulated depreciation of $13,247 and $1,881, respectively	$790,170	$184,084
Cash and cash equivalents	35,948	142,790
Restricted cash-furniture, fixtures and other escrows	3,152	2,570
Due from third party manager, net	7,813	1,103
Other assets, net	17,233	1,712

TOTAL ASSETS	$854,316	$332,259

LIABILITIES
Notes payable	$76,855	$6,557
Accounts payable and accrued expenses	5,626	603

TOTAL LIABILITIES	82,481	7,160

SHAREHOLDERS’ EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	—	—
Series A preferred stock, no par value, authorized 200,000,000 shares; issued and outstanding 81,774,666 and 34,019,692 shares, respectively	—	—
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 and 240,000 shares, respectively	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 81,774,666 and 34,019,692 shares, respectively	805,079	333,295
Distributions greater than net income	(33,268)	(8,220)

TOTAL SHAREHOLDERS’ EQUITY	771,835	325,099

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$854,316	$332,259

See notes to consolidated financial statements.

Note:	The company was formed on January 20, 2004 and commenced operations on May 28, 2004.

Apple REIT Six, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	For the Year ended December 31, 2005	For the period January 20, 2004 (initial capitalization) through December 31, 2004
Revenues:
Room revenue	$91,610	$12,092
Other revenue	10,180	2,343

Total revenue	101,790	14,435

Expenses:
Operating expense	27,755	5,070
Hotel administrative expense	9,822	1,625
Sales and marketing	7,074	1,041
Utilities	4,159	586
Repair and maintenance	3,900	553
Franchise fees	3,965	372
Management fees	3,192	503
Taxes, insurance and other	5,340	663
General and administrative	3,526	1,210
Depreciation expense	11,366	1,881

Total expenses	80,099	13,504

Operating income	21,691	931

Interest income	3,909	435
Interest expense	(1,783)	(107)

Net income	$23,817	$1,259

Basic and diluted net income per common share	$0.42	$0.10

Weighted average common shares outstanding—basic and diluted	56,451	12,300

Distributions declared per common share	$0.88	$0.55

See notes to consolidated financial statements.

Note: The company was formed on January 20, 2004 and commenced operations on May 28, 2004.

Apple REIT Six, Inc.

Consolidated Statement of Shareholders’ Equity

(in thousands except per share data)

	Common Stock		Class B Convertible Preferred Stock		Distributions Greater than Net income	Total Shareholders’ Equity

	Number of Shares	Amount	Number of Shares	Amount
Initial capitalization at January 20, 2004	—	$—	240	$24	$—	$24
Net proceeds from the sale of common shares	34,020	333,295	—	—	—	333,295
Net income	—	—	—	—	1,259	1,259
Cash distributions declared and paid to shareholders ($.55 per share)	—	—	—	—	(9,479)	(9,479)

Balance at December 31, 2004	34,020	333,295	240	24	(8,220)	325,099

Net proceeds from the sale of common shares	48,193	476,545	—	—	—	476,545
Common shares redeemed	(438)	(4,761)	—	—	—	(4,761)
Net income	—	—	—	—	23,817	23,817
Cash distributions declared and paid to shareholders ($.88 per share)	—	—	—	—	(48,865)	(48,865)

Balance at December 31, 2005	81,775	$805,079	240	$24	$(33,268)	$771,835

See notes to consolidated financial statements.

Note:	The company was formed on January 20, 2004 and commenced operations on May 28, 2004.

Apple REIT Six, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the year ended December 31, 2005	For the period January 20, 2004 (initial capitalization) through December 31, 2004
Cash flow provided by operating activities:
Net income	$23,817	$1,259
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	11,366	1,881
Amortization of deferred financing costs and fair value adjustments	(106)	—
Changes in operating assets and liabilities, net of amounts acquired/assumed:
Due from third party manager	(6,076)	(511)
Other assets	(527)	(77)
Accounts payable and accrued expenses	433	352

Net cash provided by operating activities	28,907	2,904

Cash flow from investing activities:
Cash paid in acquisition of hotels	(565,082)	(180,758)
Cash paid for potential acquisition of hotels	(14,093)	(1,575)
Acquisition of other assets	(1,514)	(924)
Capital improvements	(4,952)	(289)
Net (increase) decrease in cash restricted for property improvements	134	(294)

Net cash used in investing activities	(585,507)	(183,840)

Cash flow from financing activities:
Net proceeds from note payable	28,000	—
Payment of financing costs	(582)	(68)
Repayment of secured notes payable	(579)	(46)
Net proceeds from issuance of common stock	476,545	333,295
Redemptions of common stock	(4,761)	—
Cash distributions paid to shareholders	(48,865)	(9,479)

Net cash provided by financing activities	449,758	323,702

Increase (decrease) in cash and cash equivalents	(106,842)	142,766

Cash and cash equivalents, beginning of period	142,790	24

Cash and cash equivalents, end of period	$35,948	$142,790

Supplemental information:
Interest paid	$1,640	$107

Non-cash transactions:
Notes payable-secured assumed in acquisitions	$43,122	$6,603

See notes to consolidated financial statements.

Note: The company was formed on January 20, 2004 and commenced operations on May 28, 2004.

Notes to Consolidated Financial Statements

Note 1

General Information and Summary of Significant Accounting Policies

Organization

Apple REIT Six, Inc. (the “Company”) is a Virginia corporation formed to invest in real estate in select metropolitan areas in the United States. Initial capitalization occurred on January 20, 2004 and operations began on May 28, 2004 when the Company acquired its first hotel. The Company has no foreign operations or assets and its operations include only one segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. Although the Company has an interest in several variable interest entities through its purchase commitments, it is not the primary beneficiary and therefore does not consolidate any of these entities.

The Company has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The REIT Modernization Act, effective January 1, 2001, permits real estate investment trusts to establish taxable businesses to conduct certain previously disallowed business activities. The Company has formed wholly-owned taxable REIT subsidiaries (collectively, the “Lessee”), which lease all of the Company’s hotels.

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

Investment in Hotels and Related Depreciation

The hotels are stated at cost, net of depreciation, and include real estate brokerage commissions paid to Apple Six Realty Group, Inc. (“ASRG”), a related party owned by Glade M. Knight, Chairman, CEO and President of the Company. Repair and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements are capitalized. Depreciation is computed using the straight-line method over estimated useful lives of the assets, which are 39 years for buildings, ten years for major improvements and three to seven years for furniture and equipment.

The Company considers expenditures to be capital in nature based on the following criteria: (1) for a single asset, the cost must be at least $500, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; (2) for group purchases of 10 or more identical assets, the unit cost for each asset must be at least $50, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; (3) for major repairs to buildings, the repair must be at least $2,500 and the useful life of the asset must be substantially extended.

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

Notes to Consolidated Financial Statements—(Continued)

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

Offering Costs

As of December 31, 2005, the Company had incurred approximately $92.1 million in costs related to its best-efforts offering of Units. Each Unit is equal to one common share, no par value and one Series A preferred share of the Company. The first closing of Units occurred on April 23, 2004 with the sale of 4,761,905 Units at $10.50 per Unit, with proceeds net of commissions totaling $45.0 million. As of December 31, 2005, the Company had closed on additional sales of 77,450,289 Units at $11.00 per Unit, with total proceeds net of commissions of approximately $766.8 million.

Comprehensive Income

The Company recorded no comprehensive income for the year ended December 31, 2005, or for the period from January 20, 2004 (initial capitalization) to December 31, 2004.

Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. There were no dilutive shares outstanding at December 31, 2005 or 2004. As a result, basic and dilutive outstanding shares were the same. Series B preferred convertible shares are not included in earnings per common share calculations until such time the Series B preferred convertible shares are converted to common shares (see Note 4).

Federal Income Taxes

The Company is operated as, and will annually elect to be taxed as, a REIT under Section 856 to 860 of the Internal Revenue Code. Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the estimated useful lives used to compute depreciation. The characterization of 2005 distributions of $0.88 per share for tax purposes was 63% ordinary income and 37% return of capital and 2004 distributions of $0.55 per share was 47% ordinary income and 53% return of capital (unaudited).

The Lessee, as a taxable REIT subsidiary of the Company, is subject to federal and state income taxes. The taxable REIT subsidiary incurred a loss for the year ended December 31, 2005 and for the period from January 20, 2004 (initial capitalization) to December 31, 2004, and therefore did not have any tax expense. No operating loss benefit has been recorded in the consolidated balance sheet since realization is uncertain. Total net operating loss carry forward for federal income tax purposes was approximately $7.3 million as of December, 31, 2005. There are no material differences between the book and tax basis of the Company’s assets.

Notes to Consolidated Financial Statements—(Continued)

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

Summary of Significant Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123 (R) is similar to the approach described in Statement 123. However, Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values, pro forma disclosure is no longer an alternative. Statement 123 (R) will be adopted by the Company in the first quarter of 2006. The adoption of the statement is not anticipated to have a material impact on the Company’s results of operations or financial position.

Note 2

Investments in Real Estate

As of December 31, 2005, the Company owned 62 hotels consisting of the following: twelve Hilton Garden Inn hotels, nine Residence Inn hotels, eight Courtyard hotels, seven Springhill Suites hotels, six Homewood Suites hotels, six TownePlace Suites hotels, five Fairfield Inn hotels, four Hampton Inn hotels, three Hampton Inn & Suites hotels and two Marriott hotels. The hotels are located in various states and, in aggregate, consist of 7,141 rooms.

Investment in hotels consisted of the following (in thousands):

	December 31, 2005	December 31, 2004
Land	$99,440	$32,301
Building and Improvements	669,652	146,359
Furniture, Fixtures and Equipment	34,325	7,305

	803,417	185,965
Less Accumulated Depreciation	(13,247)	(1,881)

Investments in Real Estate, net	$790,170	$184,084

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

Location	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Ft. Worth, TX	SpringHill Suites	Marriott	5/28/04	145	$13,340
Myrtle Beach, SC	Courtyard	Marriott	6/8/04	135	9,200
Redmond, WA	Marriott	Marriott	7/7/04	262	64,000
Anchorage, AK	Hilton Garden Inn	Stonebridge	10/12/04	125	18,900
Anchorage, AK	Homewood Suites	Stonebridge	10/12/04	122	13,200
Arcadia, CA	Hilton Garden Inn	Stonebridge	10/12/04	124	12,000
Arcadia, CA	SpringHill Suites	Stonebridge	10/12/04	86	8,100
Glendale, CO	Hampton Inn & Suites	Stonebridge	10/12/04	133	14,700
Lakewood, CO	Hampton Inn	Stonebridge	10/12/04	170	10,600
Lake Forest, CA	Hilton Garden Inn	Stonebridge	10/12/04	103	11,400
Phoenix, AZ	Hampton Inn	Stonebridge	10/12/04	99	6,700
Anchorage, AK	Hampton Inn	Stonebridge	3/14/05	101	11,500
Bakersfield, CA	Hilton Garden Inn	Hilton	3/18/05	120	11,500
Tallahassee, FL	Hilton Garden Inn	Hilton	3/18/05	99	10,850
Lake Mary, FL	Courtyard	Stonebridge	3/18/05	86	6,000
Foothill Ranch, CA	Hampton Inn	Stonebridge	4/21/05	84	7,400
Ft. Worth, TX	Residence Inn	Western	5/6/05	149	17,000
Boulder, CO	Marriott	WLS	5/9/05	157	30,000
Ft. Worth, TX	Homewood Suites	Hilton	5/24/05	137	9,097
Nashville, TN	Homewood Suites	Hilton	5/24/05	121	8,103
Albany, GA	Courtyard	LBA	6/24/05	84	8,597
Lakeland, FL	Residence Inn	LBA	6/24/05	78	9,886
Huntsville, AL	Residence Inn	LBA	6/24/05	78	8,288
Dothan, AL	Hampton Inn & Suites	LBA	6/24/05	85	8,673
Columbus, GA	Residence Inn	LBA	6/24/05	78	7,888
Las Colinas, TX	TownePlace Suites	Western	6/30/05	136	7,178
Arlington, TX	TownePlace Suites	Western	6/30/05	95	7,148
Arlington, TX	SpringHill Suites	Western	6/30/05	122	7,486
Tempe, AZ	TownePlace Suites	Western	6/30/05	119	8,128
Tempe, AZ	SpringHill Suites	Western	6/30/05	121	8,060
Wallingford, CT	Homewood Suites	WLS	7/8/05	104	12,780
McAllen, TX	Hilton Garden Inn	Western	7/19/05	104	9,000
Pensacola, FL	Hampton Inn & Suites	LBA	7/21/05	85	9,279
Rocky Hill, CT	Residence Inn	WLS	8/1/05	96	12,070
Dothan, AL	Courtyard	LBA	8/11/05	78	8,016
Somerset, NJ	Homewood Suites	WLS	8/17/05	123	17,750
Birmingham, AL	Fairfield Inn	LBA	8/25/05	63	2,176
Tuscaloosa, AL	Courtyard	LBA	8/25/05	78	7,551
Tuscaloosa, AL	Fairfield Inn	LBA	8/25/05	63	3,982
Pensacola, FL	Courtyard	LBA	8/25/05	90	11,369
Pensacola, FL	Fairfield Inn	LBA	8/25/05	63	4,858
Pittsburgh, PA	Residence Inn	WLS	9/2/05	156	11,000
Laredo, TX	Residence Inn	Western	9/12/05	109	11,445
Mt. Olive, NJ	Residence Inn	WLS	9/15/05	123	12,070
Saratoga Springs, NY	Hilton Garden Inn	WLS	9/29/05	112	17,750
Huntsville, AL	Fairfield Inn	LBA	9/30/05	79	4,954
Savannah, GA	SpringHill Suites	LBA	9/30/05	79	5,407
Montgomery, AL	SpringHill Suites	LBA	9/30/05	79	6,835
Valdosta, GA	Courtyard	LBA	10/3/05	84	8,284
Farmington, CT	Courtyard	WLS	10/20/05	119	16,330
Orange Park, FL	Fairfield Inn	LBA	11/8/05	83	7,221
Folsom, CA	Hilton Garden Inn	Inn Ventures	11/30/05	100	18,028
Milpitas, CA	Hilton Garden Inn	Inn Ventures	11/30/05	161	18,600
Roseville, CA	Hilton Garden Inn	Inn Ventures	11/30/05	131	20,759
Renton, WA	Hilton Garden Inn	Inn Ventures	11/30/05	150	16,096
Laredo, TX	Homewood Suites	Western	11/30/05	106	10,500
Dallas, TX	SpringHill Suites	Western	12/9/05	147	19,500
Hillsboro, OR	TownePlace Suites	Inn Ventures	12/19/05	136	11,500
Kent, WA	TownePlace Suites	Inn Ventures	12/19/05	152	12,000
Mukilteo, WA	TownePlace Suites	Inn Ventures	12/19/05	128	12,000
Portland, OR	Residence Inn	Inn Ventures	12/19/05	258	42,000
Fredericksburg, VA	Hilton Garden Inn	Hilton	12/20/05	148	16,600

			Total	7,141	$772,632

Notes to Consolidated Financial Statements—(Continued)

The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries (collectively, the “lessee”) under master hotel lease agreements. The Company also used the proceeds of its ongoing offering to pay 2% of the gross purchase price for these hotels, which equals approximately $15.5 million, as a commission to ASRG.

No goodwill or intangible assets were recorded in connection with any of the acquisitions.

Note 3

Notes Payable and Credit Agreements

In conjunction with the acquisition of five hotels in December 2005, the Company utilized short-term unsecured financing from a commercial bank in the amount of $40 million to fund a portion of the aggregate gross purchase price. This financing was evidenced by our promissory note and was governed by a loan agreement. The applicable interest rate was equal to LIBOR (the London Interbank Offered Rate, which was 4.39% at December 31, 2005) plus 2.2%. Payments of interest only are due monthly. A principal payment of $12 million was made on December 30, 2005. The remaining principal payment of $28 million was made on January 24, 2006 and the loan was extinguished.

The Company has also assumed approximately $47.4 million of debt secured by a first mortgage on 13 of its properties. The following table summarizes the hotel, interest rate, maturity date and the principal amount assumed associated with each mortgage. All dollar amounts are in thousands.

Location	Brand	Rate	Maturity Date	Principal Assumed	Outstanding balance as of Dec. 31, 2005	Outstanding balance as of Dec. 31, 2004
Glendale, CO	Hampton Inn & Suites	6.93%	1/01/13	$6,603	$6,384	$6,557
Anchorage, AK	Hampton Inn	7.75%	4/01/09	5,531	5,374	—
Foothill Ranch, CA	Hampton Inn	8.06%	8/01/11	4,502	4,453	—
Dothan, AL	Courtyard	7.35%	4/01/08	3,244	3,216	—
Birmingham, AL	Fairfield Inn	7.35%	5/01/08	2,086	2,068	—
Tuscaloosa, AL	Courtyard	7.30%	5/01/08	3,388	3,359	—
Tuscaloosa, AL	Fairfield Inn	7.30%	5/01/08	1,690	1,676	—
Pensacola, FL	Courtyard	7.35%	5/01/08	4,557	4,519	—
Pensacola, FL	Fairfield Inn	7.35%	5/01/08	2,734	2,711	—
Huntsville, AL	Fairfield Inn	6.80%	1/11/13	3,028	3,014	—
Savannah, GA	SpringHill Suites	6.80%	1/11/13	3,066	3,052	—
Montgomery, AL	SpringHill Suites	6.80%	1/11/13	3,785	3,768	—
Orange Park, FL	Fairfield Inn	8.52%	2/11/11	3,193	3,188	—

			Total	$47,407	$46,782	$6,557

The aggregate amounts of principal payable under the Company’s promissory notes, for the five years subsequent to December 31, 2005 are as follows (in thousands):

Total
2006	$29,228
2007	1,322
2008	17,424
2009	5,292
2010	701
Thereafter	20,815

74,782
Fair Value Adjustment of Assumed Debt	2,073

Total	$76,855

Notes to Consolidated Financial Statements—(Continued)

Fair value adjustments were recorded in connection with the assumption of the above market rate debt in connection with the hotel acquisitions. These premiums are amortized into interest expense over the remaining term of the related indebtedness using the effective interest rate method. The effective rates range from 5.71% to 6.11%. The total adjustment was $2.3 million and the unamortized balance at December 31, 2005 was $2.1 million.

Note 4

Shareholders’ Equity

The Company is currently conducting an on-going best-efforts offering. The Company registered its Units on Registration Statement Form S-11 (File No. 333-112169) filed April 20, 2004. The Company began its best-efforts offering (the “Offering”) of Units on April 23, 2004, the same day the Registration Statement was declared effective by the Securities and Exchange Commission. Each Unit consists of one common share and one Series A preferred share. The Offering is continuing as of the date of these financial statements. The managing underwriter is David Lerner Associates, Inc and all of the Units are being sold for the Company’s account.

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

Notes to Consolidated Financial Statements—(Continued)

(3) the Company’s common shares are listed on any securities exchange or quotation system or in any established market.

Upon the occurrence of any conversion event, each Series B convertible preferred share may be converted into a number of common shares based upon the gross proceeds raised through the date of conversion in the $1 billion offering according to the following table:

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

Expense related to issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. Expense if the maximum offering is achieved could range from $0 to in excess of $63 million (assumes $11 per unit fair market value). Based on equity raised through December 31, 2005, if a triggering event had occurred, expense would have ranged from $0 to $57.4 million.

In July 2005, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per unit that the shareholder actually paid for the unit; or (2) $11.00 per unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As of December 31, 2005, the Company has redeemed 437,529 Units in the amount of $4,760,913 under the program.

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

Notes to Consolidated Financial Statements—(Continued)

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

Note 5

Stock Incentive Plans

On January 20, 2004, the Board of Directors approved a Non-Employee Directors Stock Option Plan (the “Directors Plan”) whereby directors, who are not employees of the Company or affiliates, automatically receive the option to purchase Units. Under the Directors Plan, the number of Units authorized for issuance is equal to 45,000 plus 1.8% of the number of Units sold in excess of the minimum offering of 4,761,905 Units. This plan currently relates to the initial public offering of 91,125,541 Units. Therefore, the maximum number of Units authorized under the Directors Plan is currently 1,439,105 based on the number of shares issued as of December 31, 2005. The options expire 10 years from the date of grant.

On January 20, 2004, the Board of Directors approved an Incentive Stock Option Plan (the “Incentive Plan”) whereby incentive awards may be granted to certain employees of the Company or affiliates. Under the Incentive Plan, the number of Units authorized for issuance is equal to 35,000 plus 4.625% of the number of Units sold in the initial offering in excess of 4,761,905. This plan also currently relates to the initial public offering of 91,125,541 Units. Therefore, the maximum number of Units that can be issued under the Incentive Plan is currently 3,617,076 based on the number of shares issued as of December 31, 2005.

Both plans generally provide, among other things, that options be granted at exercise prices not lower than the market value of the Units on the date of grant. Under the Incentive Plan, at the earliest, options become exercisable at the date of the grant. The options expire 10 years from the date of the grant. During 2005 and 2004, the company granted options to purchase 42,676 and 29,548 Units, respectively, under the Directors Plan. All of the options issued vested at the date of issuance, and have an exercise price of $11 per Unit. The Company granted no options under the Incentive Plan during 2005 and 2004. Activity in the Company’s share option plan during 2005 and 2004 is summarized in the following table (in thousands except per share data):

	2005	2004
Outstanding, beginning of year:	29,548	—
Granted	42,676	29,548
Exercised	—	—
Expired or canceled	—	—

Outstanding, end of year:	72,224	29,548

Exercisable, end of year:	72,224	29,548

The weighted-average exercise price:	$11.00	$11.00

Notes to Consolidated Financial Statements—(Continued)

The following information about stock-based compensation costs reconciles the difference of accounting for stock-based compensation under the intrinsic value method of APB No. 25 and related interpretations and the fair value method prescribed under SFAS No. 123.

(in thousands except per share data)	Year ended December 31, 2005	January 20, 2004 (initial capitalization) through December 31, 2004
Net income, as reported	$23,817	$1,259
Deduct: Stock-based compensation expense* determined under fair value based method for all awards, net of related tax effects	35	33

Pro forma net income as if the fair value method had been applied to all option grants	$23,782	$1,226

Income per common share
Basic and diluted-as reported	$0.42	$0.10
Basic and diluted-pro forma	$0.42	$0.10

*	All options issued to date have been 100% vested upon issuance.

Pro forma information regarding net income and earnings per share is required by FASB 123, under the fair value method described in that statement. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2005 and 2004, respectively: risk-free interest rates of 4.00% and 4.14%; expected volatility of approximately 0.236 and 0.272; expected dividend yield of 8.0% and 8.0%; and expected life of approximately 10 years. Fair value of each option granted was $0.81 in 2005 and $1.10 in 2004.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

Note 6

Management and Franchise Agreements

Each of the Company’s 62 hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies (indicates the number of hotels managed): Marriott International, Inc. (“Marriott”) (3), Stonebridge Reality Advisors, Inc (“Stonebridge”) (11), Hilton Hotels Corporation (“Hilton”) (5), Western International (“Western”) (10), Larry Blumberg & Associates (“LBA”) (17), White Lodging Services Corporation (“WLS”) (8), or Inn Ventures, Inc. (“Inn Ventures”) (8). The agreements provide for initial terms ranging from 2 to 30 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. During the period ended December 31, 2005 and 2004 the Company incurred approximately $3.2 and $0.5 million in management fees, respectively.

Stonebridge, Western, LBA, WLS, and Inn Ventures are not affiliated with either Marriott or Hilton, and as a result, these hotels were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for a term of 13 to 20 years. Fees associated with the Hilton agreements generally include the payment of royalty fees and program fees based on room revenues. The Marriott franchise agreements provide for an initial term of 15 to 20 years. Fees associated with the Marriott

Notes to Consolidated Financial Statements—(Continued)

agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. During the period ended December 31, 2005 and 2004 the Company incurred approximately $4.0 and $0.4 million in franchise fees.

Note 7

Related Parties

The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company has a contract with ASRG, a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of December 31, 2005, total payments to ASRG for services under the terms of this contract were $15.5 million, which was capitalized as a part of the purchase price of the hotels.

The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“ASA”), pursuant to which ASA provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. ASA utilizes Apple Hospitality Two, Inc. (“AHT”) to provide these services. Payments and expenses to ASA in 2005 and 2004 were approximately $1.6 and $0.4 million, respectively.

Including ASRG and ASA discussed above, Mr. Knight is also Chairman and CEO of Apple Hospitality Two, Inc. (a hospitality REIT), Apple Hospitality Five, Inc. (a hospitality REIT) and Apple REIT Seven, Inc. (a newly organized company proposed to be a diversified REIT). The Company’s Board of Directors are also on the board of Apple Hospitality Two, Inc. and Apple Hospitality Five, Inc.

Note 8

Pro Forma Information (Unaudited)

The following unaudited pro forma information for the years ended December 31, 2005 and 2004, is presented as if the acquisitions of the Company’s 62 hotels occurred on January 1, 2004. The pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions, in fact, had occurred on January 1, 2004, nor does it purport to represent the results of operations for future periods. Amounts are in thousands except per share.

	Year ended December 31, 2005	Year ended December 31, 2004
Hotel revenues	$189,423	$147,930
Net income	$39,338	$24,665
Net income per share-basic and diluted	$0.54	$0.40

The pro forma information reflects adjustments for actual revenues and expenses of the 62 hotels acquired in 2005 and 2004 for the respective period owned prior to acquisition by the Company. Net income has been adjusted as follows: (1) interest income has been adjusted to reflect the reduction in cash and cash equivalents required to fund the acquisitions; (2) interest expense has been adjusted to reflect the assumption of debt; (3) depreciation has been adjusted based on the Company’s basis in the hotels.

Notes to Consolidated Financial Statements—(Continued)

Note 9

Commitments

The Company has entered into contracts for the purchase of eight additional hotels. Five of the eight hotels are under construction and should be completed over the next 12 months. The other three hotels are expected to close in the first quarter of 2006. Although the Company believes there is a reasonable probability that it will acquire these hotels, there can be no assurance that all of the conditions to closing will be satisfied. The following table summarizes the location, brand, number of rooms and gross purchase price for each hotel:

Location	Brand	Rooms	Gross Purchase Price
Clearwater, FL	SpringHill Suites	79	$6,922,903
Panama City, FL	Courtyard	84	9,244,916
Houston, TX	Residence Inn	130	13,600,000
Brownsville, TX	Courtyard	90	8,550,000
Stafford, TX	Homewood Suites	78	7,800,000
San Francisco, CA	Hilton Garden Inn	169	12,266,430
Hillsboro, OR	Courtyard	155	15,500,000
Hillsboro, OR	Residence Inn	122	11,000,000

	Total	907	$84,884,249

Note 10

Subsequent Events

In January 2006, the Company declared and paid $6.0 million or $.073 per share, in a distribution to its common shareholders. The Company also closed on an additional 3.6 million Units, representing gross proceeds of $39.6 million and proceeds net of selling and marketing costs of $35.7 million.

On January 20, 2006, the Company redeemed 393,389 Units in the amount of $4.3 million under its Unit Redemption Program.

On January 25, 2006, the Company, through a wholly-owned subsidiary, Apple Six Hospitality Air, LLC, purchased a Lear 40XR jet. The jet will be used mainly for acquisition and renovation due diligence trips and may be leased to third parties at market rates. The purchase price was approximately $8.3 million.

On January 30, 2006, the Company closed on the purchase of a Hilton Garden Inn hotel in San Francisco, California, which contains 169 rooms and was in operation when acquired. The gross purchase price of the hotel was $12.3 million.

In February 2006, the Company declared and paid $6.2 million or $.073 per share, in a distribution to its common shareholders. The Company also closed on an additional 4.7 million Units, representing gross proceeds of $52.2 million and proceeds net of selling and marketing costs of $47.0 million.

On February 17, 2006, the Company closed on the purchase of a SpringHill Suites hotel in Clearwater, Florida, which contains 79 rooms. The hotel began operations in January, 2006. The gross purchase price of the hotel was $7.0 million.

On March 3, 2006, the Company closed on an additional .6 million Units, representing gross proceeds of $6.2 million and proceeds net of selling and marketing costs of $5.6 million. This sale completed the Company’s on-going best efforts offering of Units.

Notes to Consolidated Financial Statements—(Continued)

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

Note 12

Quarterly Financial Data (unaudited)

The following is a summary of quarterly results of operations for the period ended December 31, 2005:

(in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$11,907	$19,591	$32,254	$38,038
Net income	$3,111	$5,795	$8,375	$6,536
Basic and diluted income per common share	$0.08	$0.12	$0.13	$0.09
Distributions declared and paid per share	$0.22	$0.22	$0.22	$0.22

The following is a summary of quarterly results of operations for the period ended December 31, 2004:

(in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$—	$428	$5,128	$8,879
Net income / (loss)	$(6)	$40	$474	$751
Basic and diluted income per common share	$—	$0.01	$0.03	$0.03
Distributions declared and paid per share	$—	$0.11	$0.22	$0.22

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

See Item 8 for the Report of Management on Internal Control over Financial Reporting and the Company’s Independent Registered Public Accounting Firm’s attestation report regarding internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by Items 401, 405 and 406 of Regulation S-K will be set forth in the Company’s 2006 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 10, the 2006 Proxy Statement is incorporated herein by this reference.

Item 11.    Executive Compensation

The information required by Item 402 of Regulation S-K will be set forth in the Company’s 2006 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2006 Proxy Statement is incorporated herein by this reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by Items 201(d) and 403 of Regulation S-K will be set forth in the Company’s 2006 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2006 Proxy Statement is incorporated herein by this reference.

Item 13.    Certain Relationships and Related Transactions

The information required by Item 404 of Regulation S-K will be set forth in the Company’s 2006 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2006 Proxy Statement is incorporated herein by this reference.

Item 14.    Principal Accounting Fees and Services

This information required by Item 9(e) of Schedule 14A will be set forth in the Company’s 2006 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2006 Proxy Statement is incorporated herein by this reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

1. Financial Statements of Apple REIT Six, Inc.

Report of Management on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm—Ernst & Young LLP

Report of Independent Registered Public Accounting Firm on Internal Control

Financial Reporting—Ernst & Young LLP

Consolidated Balance Sheet as of December 31, 2005 and December 31, 2004

Consolidated Statements of Operations for the year ended December 31, 2005 and the period January 20, 2004 (initial capitalization) through December 31, 2004.

Consolidated Statements of Shareholders’ Equity for the period ended December 31, 2005 and the period January 20, 2004 (initial capitalization) through December 31, 2004.

Consolidated Statements of Cash Flows for the period ended December 31, 2005 and the period

January 20, 2004 (initial capitalization) through December 31, 2004.

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

SCHEDULE III

Real Estate and Accumulated Depreciation

As of December 31, 2005

(dollars in thousands)

					Subsequently Capitalized
Description	Brand	Encumbrances	Initial Cost		Bldg. Imp. & FF&E	Total Gross Cost (1)	Acc. Deprec.	Date of Construction	Date Acquired	Depreciable Life	# of Rooms
			Land	Bldg./FF&E
Albany, GA	Courtyard	$—	$1,253	$7,658	$1	$8,912	$(150)	2004	Jun-05	3 - 39 yrs.	84
Anchorage, AK	Hilton Garden Inn	—	4,236	14,808	66	19,110	(546)	2002	Oct-04	3 - 39 yrs.	125
Anchorage, AK	Homewood Suites	—	1,863	11,381	24	13,268	(488)	2004	Oct-04	3 - 39 yrs.	122
Anchorage, AK	Hampton Inn	5,374	1,243	10,695	195	12,133	(252)	1997	Mar-05	3 - 39 yrs.	101
Arcadia, CA	Hilton Garden Inn	—	1,733	10,285	213	12,231	(404)	1999	Oct-04	3 - 39 yrs.	124
Arcadia, CA	Springhill Suites	—	1,633	6,459	300	8,392	(243)	1999	Oct-04	3 - 39 yrs.	86
Arlington, TX	TownePlace Suites	—	1,033	6,373	24	7,430	(123)	1999	Jun-05	3 - 39 yrs.	95
Arlington, TX	Springhill Suites	—	1,122	6,649	1	7,772	(134)	1998	Jun-05	3 - 39 yrs.	122
Bakersfield, CA	Hilton Garden Inn	—	1,166	10,565	26	11,757	(308)	2004	Mar-05	3 - 39 yrs.	120
Birmingham, AL	Fairfield Inn	2,068	354	2,057	6	2,417	(25)	1995	Aug-05	3 - 39 yrs.	63
Boulder, CO	Marriott	—	3,066	27,825	55	30,946	(535)	1997	May-05	3 - 39 yrs.	157
Columbus, GA	Residence Inn	—	—	8,184	14	8,198	(147)	2003	Jun-05	3 - 39 yrs.	78
Dallas, TX	Springhill Suites	—	1,372	18,737	—	20,109	(52)	1997	Dec-05	3 - 39 yrs.	147
Dothan, AL	Hampton Inn & Suites	—	842	8,129	4	8,975	(160)	2004	Jun-05	3 - 39 yrs.	85
Dothan, AL	Courtyard	3,216	1,270	7,142	51	8,463	(91)	1996	Aug-05	3 - 39 yrs.	78
Farmington, CT	Courtyard	—	1,794	15,434	1	17,229	(120)	2005	Oct-05	3 - 39 yrs.	119
Folsom, CA	Hilton Garden Inn	—	1,521	16,989	—	18,510	(81)	1999	Nov-05	3 - 39 yrs.	100
Foothill Ranch, CA	Hampton Inn	4,453	1,107	6,803	159	8,069	(143)	1998	Apr-05	3 - 39 yrs.	84
Fort Worth, TX	Residence Inn	—	1,873	15,586	2	17,461	(337)	2005	May-05	3 - 39 yrs.	149
Fort Worth, TX	Homewood Suites	—	1,152	8,210	197	9,559	(191)	1999	May-05	3 - 39 yrs.	137
Fredericksburg, VA	Hilton Garden Inn	—	1,822	15,362	—	17,184	(43)	2005	Dec-05	3 - 39 yrs.	148
Ft. Worth, TX	Springhill Suites	—	2,125	11,619	—	13,744	(609)	2004	May-04	3 - 39 yrs.	145
Glendale, CO	Hampton Inn & Suites	6,384	3,641	11,221	333	15,195	(410)	1999	Oct-04	3 - 39 yrs.	133
Hillsboro, WA	TownePlace Suites	—	2,150	9,715	—	11,865	(27)	1999	Dec-05	3 - 39 yrs.	136
Huntsville, AL	Residence Inn	—	947	7,632	8	8,587	(132)	2002	Jun-05	3 - 39 yrs.	78
Huntsville, AL	Fairfield Inn	3,014	506	4,813	1	5,320	(43)	1999	Sep-05	3 - 39 yrs.	79
Kent, WA	TownePlace Suites	—	1,841	10,721	—	12,562	(30)	1999	Dec-05	3 - 39 yrs.	152
Lake Forest, CA	Hilton Garden Inn	—	1,600	9,765	28	11,393	(417)	2004	Oct-04	3 - 39 yrs.	103
Lake Mary, FL	Courtyard	—	690	5,568	62	6,320	(140)	1995	Mar-05	3 - 39 yrs.	86
Lakeland, FL	Residence Inn	—	1,520	8,698	15	10,233	(147)	2001	Jun-05	3 - 39 yrs.	78
Lakewood, CO	Hampton Inn	—	2,508	8,090	86	10,684	(346)	2003	Oct-04	3 - 39 yrs.	170
Laredo, TX	Residence Inn	—	902	10,969	—	11,871	(123)	2005	Sep-05	3 - 39 yrs.	109
Laredo, TX	Homewood Suites	—	1,118	9,781	—	10,899	(56)	2005	Nov-05	3 - 39 yrs.	106
Las Colinas, TX	TownePlace Suites	—	1,205	6,256	—	7,461	(134)	1998	Jun-05	3 - 39 yrs.	136
McAllen, TX	Hilton Garden Inn	—	1,178	8,143	—	9,321	(121)	2000	Jul-05	3 - 39 yrs.	104
Milpitas, CA	Hilton Garden Inn	—	2,565	16,534	—	19,099	(84)	1999	Nov-05	3 - 39 yrs.	161
Montgomery, AL	Springhill Suites	3,768	963	6,327	3	7,293	(57)	1998	Sep-05	3 - 39 yrs.	79
Mt. Olive, NJ	Residence Inn	—	1,410	11,331	—	12,741	(125)	2005	Sep-05	3 - 39 yrs.	123
Mukilteo, WA	TownePlace Suites	—	1,505	11,055	—	12,560	(29)	1999	Dec-05	3 - 39 yrs.	128

SCHEDULE II

Real Estate and Accumulated Depreciation

As of December 31, 2005

(dollars in thousands)

					Subsequently Capitalized
Description	Brand	Encumbrances	Initial Cost		Bldg. Imp. & FF&E	Total Gross Cost (1)	Acc. Deprec.	Date of Construction	Date Acquired	Depreciable Life	# of Rooms
			Land	Bldg./FF&E
Myrtle Beach, SC	Courtyard	$—	$1,857	$7,631	$172	$9,660	$(389)	1999	Jun-04	3 - 39 yrs.	135
Nashville, TN	Homewood Suites	—	1,170	7,177	129	8,476	(167)	1999	May-05	3 - 39 yrs.	121
Orange Park, FL	Fairfield Inn	3,188	855	6,979	23	7,857	(31)	1998	Nov-05	3 - 39 yrs.	83
Pensacola, FL	Hampton Inn & Suites	—	1,248	8,354	—	9,602	(145)	2005	Jul-05	3 - 39 yrs.	85
Pensacola, FL	Courtyard	4,519	1,186	10,728	32	11,946	(121)	1997	Aug-05	3 - 39 yrs.	90
Pensacola, FL	Fairfield Inn	2,711	470	4,703	10	5,183	(53)	1995	Aug-05	3 - 39 yrs.	63
Phoenix, AZ	Hampton Inn	—	1,425	5,205	273	6,903	(205)	1998	Oct-04	3 - 39 yrs.	99
Pittsburg, PA	Residence Inn	—	1,161	10,267	95	11,523	(97)	1998	Sep-05	3 - 39 yrs.	156
Portland, OR	Residence Inn	—	4,400	38,687	—	43,087	(95)	2001	Dec-05	3 - 39 yrs.	258
Redmond, WA	Marriott	—	9,504	56,168	92	65,764	(2,584)	2004	Jul-04	3 - 39 yrs.	262
Renton, WA	Hilton Garden Inn	—	1,277	14,674	—	15,951	(75)	1998	Nov-05	3 - 39 yrs.	150
Richmond, VA	Corporate Office		381	1,038	554	1,973	(128)	1893	June-04	3 - 39 yrs.	N/A
Rocky Hill, CT	Residence Inn	—	1,472	11,284	—	12,756	(148)	2005	Aug-05	3 - 39 yrs.	96
Roseville, CA	Hilton Garden Inn	—	2,362	18,937	—	21,299	(92)	1999	Nov-05	3 - 39 yrs.	131
Saratoga Springs, NY	Hilton Garden Inn	—	2,399	15,885	—	18,284	(142)	1999	Sep-05	3 - 39 yrs.	112
Savannah, GA	Springhill Suites	3,052	693	5,099	3	5,795	(47)	1999	Sep-05	3 - 39 yrs.	79
Somerset, NJ	Homewood Suites	—	1,813	16,801	—	18,614	(215)	2005	Aug-05	3 - 39 yrs.	123
Tallahassee, FL	Hilton Garden Inn	—	1,103	10,130	262	11,495	(242)	1997	Mar-05	3 - 39 yrs.	99
Tempe, AZ	TownePlace Suites	—	1,226	7,169	—	8,395	(139)	1998	Jun-05	3 - 39 yrs.	119
Tempe, AZ	Springhill Suites	—	1,170	7,159	7	8,336	(142)	1998	Jun-05	3 - 39 yrs.	121
Tuscaloosa, AL	Courtyard	3,359	—	7,953	19	7,972	(90)	1996	Aug-05	3 - 39 yrs.	78
Tuscaloosa, AL	Fairfield Inn	1,676	—	4,240	12	4,252	(48)	1996	Aug-05	3 - 39 yrs.	63
Valdosta, GA	Courtyard	—	1,036	7,529	—	8,565	(58)	2002	Oct-05	3 - 39 yrs.	84
Wallingford, CT	Homewood Suites	—	1,419	12,072	1	13,492	(191)	2005	Jul-05	3 - 39 yrs.	104
Construction in Progress		—	—	—	964	964	—

		$46,782	$99,456	$699,438	$4,523	$803,417	$(13,247)

Real estate owned:	2005	Accumulated depreciation:	2005
Balance as of January 1	$185,965	Balance as of January 1	$1,881
Acquisitions	613,218	Depreciation expense	11,366
Improvements	4,234

Balance as of December 31	$803,417	Balance as of December 31	$13,247

(1)	The cost basis for Federal Income Tax purposes approximates the basis used in this schedule.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE REIT SIX, INC.

By:	/s/ GLADE M. KNIGHT	Date: March 9, 2006
Glade M. Knight,
Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: March 9, 2006
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ GLADE M. KNIGHT	Date: March 9, 2006
Glade M. Knight, Director

By:	/s/ LISA B. KERN	Date: March 9, 2006
Lisa B. Kern, Director

By:	/s/ BRUCE H. MATSON	Date: March 9, 2006
Bruce H. Matson, Director

By:	/s/ MICHAEL S. WATERS	Date: March 9, 2006
Michael S. Waters, Director

By:	/s/ ROBERT M. WILY	Date: March 9, 2006
Robert M. Wily, Director

Exhibit Number	Description
1.1	Agency agreement between the Registrant and David Lerner Associates, Inc. with form of selected Dealer Agreement attached as Exhibit A thereto. (Incorporated by reference to Exhibit 1.1 to the registrant’s quarterly report on Form 10-Q (SEC File No. 333-112169) filed May 13, 2004)

1.2	Form of Escrow Agreement. (Incorporated by reference to Exhibit 1.2 to the registrant’s quarterly report on Form 10-Q (SEC File No. 333-112169) filed May 13, 2004)

2.1	Master Purchase Agreement between Apple Six Hospitality Ownership, Inc. and the parties named therein dated June 14, 2005 (Incorporated by reference to Exhibit 2.1 to the registrant’s quarterly report on Form 10-Q (SEC File No 333-1112169) filed August 4, 2005)

2.2	Purchase Contract between Sunbelt Hotels—Florida II, L.L.C. and Apple Six Hospitality Ownership, Inc. dated June 14, 2005 (Incorporated by reference to Exhibit 2.2 to the registrant’s quarterly report on Form 10-Q (SEC File No 333-1112169) filed August 4, 2005)

2.3	Purchase Contract between Sunbelt Hotel Enterprises, Inc. and Apple Six Hospitality Ownership, Inc. dated June 14, 2005 (Incorporated by reference to Exhibit 2.3 to the registrant’s quarterly report on Form 10-Q (SEC File No 333-1112169) filed August 4, 2005)

2.4	Schedule of information for two additional and substantially identical purchase contracts dated June 14, 2005 (substantially identical to Exhibit 2.2 above) (Incorporated by reference to Exhibit 2.4 to the registrant’s quarterly report on Form 10-Q (SEC File No 333-1112169) filed August 4, 2005)

2.5	Schedule of information for twelve additional and substantially identical purchase contracts dated June 14, 2005 (substantially identical to Exhibit 2.3 above) (Incorporated by reference to Exhibit 2.5 to the registrant’s quarterly report on Form 10-Q (SEC File No 333-1112169) filed August 4, 2005)

2.6	Purchase Contract between McHot Property, L.P. and Apple Six Hospitality Texas, L.P. dated June 21, 2005 (Incorporated by reference to Exhibit 2.6 to the registrant’s quarterly report on Form 10-Q (SEC File No 333-1112169) filed August 4, 2005)

2.7	Purchase Contract between BMC Hotel Property, Ltd. and Apple Six Hospitality Texas, L.P. dated June 21, 2005 (Incorporated by reference to Exhibit 2.7 to the registrant’s quarterly report on Form 10-Q (SEC File No 333-1112169) filed August 4, 2005)

2.8	Purchase Contract between Temfield Hotel Property, L.P. and Apple Six Hospitality Ownership, Inc. dated June 21, 2005 (Incorporated by reference to Exhibit 2.8 to the registrant’s quarterly report on Form 10-Q (SEC File No 333-1112169) filed August 4, 2005)

2.9	Schedule of information for four additional and substantially identical purchase contracts dated June 21, 2005 (substantially identical to Exhibit 2.8 above) (Incorporated by reference to Exhibit 2.9 to the registrant’s quarterly report on Form 10-Q (SEC File No 333-1112169) filed August 4, 2005)

2.10	Purchase and Sale Agreement among Folsom Garden Hotel Company, LLC, Milpitas Garden Hotel Company, LLC, Roseville Garden Hotel Company, LLC, South San Francisco Garden Hotel Company, LLC, Renton Garden Hotel Company, LLC and Apple Six Hospitality Ownership, Inc. dated October 25, 2005 (Incorporated by reference to Exhibit 2.1 to the registrant’s quarterly report on Form 10-Q (SEC File No 333-1112169) filed November 3, 2005)

2.11	Purchase Contract dated as of November 2, 2005 between Stonebrook Hillsboro LLC, Stonebrook Kent LLC, Stonebrook Mukilteo LLC, Portland Riverplace LLC, Portland West Cym Hotel, L.L.C., Hillsboro Hotel Associates Limited Partnership and Apple Six Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 2.10 to the registrant’s Post-Effective Amendment No. 4 to Form S-11 (SEC File No 333-1112169) filed December 14, 2005)

3.1	Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-11 (SEC File No. 333-112169) effective April 23, 2004)

Exhibit Number	Description
3.2	Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 to the registrant’s Post Effective Amendment No. 4 to Form S-11 (SEC File No. 333-112169) effective June 14, 2005)

5.1	Opinion of McGuire Woods LLP as to the legality of the securities being registered. (Incorporated by reference to Exhibit 5.1 to the registrant’s registration statement on Form S-11 (SEC File No. 333-112169) effective April 23, 2004)

8.1	Opinion of McGuire Woods LLP as to certain tax matters. (Incorporated by reference to Exhibit 8.1 to the registrant’s registration statement on Form S-11 (SEC File No. 333-112169) effective April 23, 2004)

10.1	Management Agreement dated as of May 28, 2004 between Springhill SMC Corporation and Apple Six Services, L.P. (Incorporated by reference to Exhibit 10.1 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement o Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

10.2	Owner Agreement dated as of May 28, 2004 among Apple Six Hospitality Texas, L.P., Apple Six Services, L.P. and Springhill SMC Corporation (Incorporated by reference to Exhibit 10.2 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement o Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

10.3	Hotel Lease Agreement dated as of May 28, 2004 between Apple Six Hospitality Texas, L.P. and Apple Six Services, L.P. regarding the Fort Worth, Texas – Spring Hill Suites hotel (Incorporated by reference to Exhibit 10.3 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement o Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

10.4	Management Agreement dated as of June 8, 2004 between Courtyard Management Corporation and Apple Six Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.4 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement o Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

10.5	Owner Agreement dated as of June 8, 2004, but effective as of June 19, 2004, among Apple Six Hospitality, Inc., Apple Six Hospitality Management, Inc. and Courtyard Management Corporation (Incorporated by reference to Exhibit 10.5 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement o Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

10.6	Schedule of information for substantially identical Hotel Lease Agreement dated as of June 8, 2004 between Apple Six Hospitality, Inc. and Apple Six Hospitality Management, Inc. regarding the Myrtle Beach, South Carolina hotel (Incorporated by reference to Exhibit 10.6 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement o Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

10.7	Management Agreement dated as of July 22, 2002 between Marriott International, Inc. and Redmar Property, L.P., as assigned by Consent, Assignment and Assumption and Amendment of Management Agreement dated as of July 6, 2004, but effective June 12, 2004, among Marriott International, Inc., Redmar Property, L.P., Apple Six Hospitality Management, Inc. and Apple Six Hospitality, Inc. regarding the Redmond, Washington hotel (Incorporated by reference to Exhibit 10.7 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement o Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

10.8	Owner Agreement dated as of July 6, 2004, but effective as of June 12, 2004, among apple Six Hospitality Management, Inc., Apple Six Hospitality, Inc. and Marriott International, Inc. (Incorporated by reference to Exhibit 10.8 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

10.9	Hotel Lease Agreement dated as of June 12, 2004 between Apple Six Hospitality, Inc. and Apple Six Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.9 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

Exhibit Number	Description
10.10	Advisory Agreement between the Registrant and Apple Six Advisors, Inc. (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q (SEC File No. 333-112169) filed May 13, 2004)

10.11	Property Acquisition/Disposition Agreement between the Registrant and Apple Six Realty Group, Inc. (Incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q (SEC File NO. 333-112169) filed May 13, 2004)

10.12	Apple REIT Six, Inc. 2004 Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q (SEC File No. 333-112169) filed May 13, 2004) *

10.13	Apple REIT Six, Inc. 2004 Non-Employee Directors Stock Option Plan. (Incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q (SEC File No. 333-112169) filed May 13, 2004) *

10.14	Management Agreement dated as of July 22, 2002 between Marriott International, Inc. and Redmar Property, L.P., as assigned by Consent, Assignment and Assumption and Amendment of Management Agreement dated as of July 6, 2004, but effective June 12, 2004, among Marriott International, Inc., Redmar Property, L.P., Apple Six Hospitality Management, Inc. and Apple Six Hospitality, Inc. regarding the Redmond, Washington hotel (Incorporated by reference to Exhibit 10.7 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement o Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

10.15	Owner Agreement dated as of July 6, 2004, but effective as of June 12, 2004, among apple Six Hospitality Management, Inc., Apple Six Hospitality, Inc. and Marriott International, Inc. (Incorporated by reference to Exhibit 10.8 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement o Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

10.16	Management Agreement dated as of July 22, 2002 between Marriott International, Inc. and Redmar Property, L.P., as assigned by Consent, Assignment and Assumption and Amendment of Management Agreement dated as of July 6, 2004, but effective June 12, 2004, among Marriott International, Inc., Redmar Property, L.P., Apple Six Hospitality Management, Inc. and Apple Six Hospitality, Inc. regarding the Redmond, Washington hotel (Incorporated by reference to Exhibit 10.7 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

10.17	Owner Agreement dated as of July 6, 2004, but effective as of June 12, 2004, among apple Six Hospitality Management, Inc., Apple Six Hospitality, Inc. and Marriott International, Inc. (Incorporated by reference to Exhibit 10.8 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

10.18	Schedule of information for eight additional and substantially identical Hotel Lease Agreements dated as of October 12, 2004 regarding eight hotels (substantially identical to Exhibit 10.9 immediately above). (Incorporated by reference to Exhibit 10.14 to the Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 (SEC File No. 333-112169) filed on October 29, 2004)

21.1	Subsidiaries of Apple REIT Six, Inc. (FILED HEREWITH)

23.1	Consent of Ernst & Young LLP (FILED HEREWITH)

31.1	Certification of the registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Action of 2002 (FILED HEREWITH)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

*	Denotes compensation plan.