Form 10-Q
period 2006-03-31
APPLE REIT SIX INC
filed 2006-05-10
CIK 1277151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:    Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of registrant’s common shares outstanding as of April 30, 2006: 89,750,325

APPLE REIT SIX, INC.

FORM 10-Q

INDEX

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets - March 31, 2006 and December 31, 2005	3

	Consolidated Statements of Operations - Three months ended March 31, 2006 and Three months ended March 31, 2005	4

	Consolidated Statements of Cash Flows - Three months ended March 31, 2006 and Three months ended March 31, 2005	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings (not applicable)

Item 1A.	Risk Factors (not applicable)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities (not applicable)

Item 4.	Submission of Matters to a Vote of Security Holders (not applicable)

Item 5.	Other Information (not applicable)

Item 6.	Exhibits	18

Signatures		19

This Form 10-Q includes references to certain trademarks or service marks. The SpringHill Suites® by Marriott, TownePlace Suites® by Marriott, Fairfield Inn® by Marriott, Courtyard® by Marriott, Residence Inn® by Marriott and Marriott Suites® trademarks are the property of Marriott International, Inc. or one of its affiliates. The Homewood Suites® by Hilton, Hilton Garden Inn®, Hampton Inn® and Hampton Inn & Suites® trademarks are the property of Hilton Hotels Corporation or one or more of its affiliates. For convenience, the applicable trademark or servicemark symbol has been omitted but will be deemed to be included wherever the above-referenced terms are used.

Apple REIT Six, Inc.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	March 31, 2006	December 31, 2005
ASSETS
Investment in real estate, net of accumulated depreciation of $19,055 and $13,247, respectively	$835,211	$790,170
Cash and cash equivalents	28,913	35,948
Restricted cash-furniture, fixtures and other escrows	3,817	3,152
Due from third party manager, net	14,484	7,813
Other assets, net	24,179	17,233

TOTAL ASSETS	$906,604	$854,316

LIABILITIES
Notes payable	$55,072	$76,855
Accounts payable and accrued expenses	3,680	5,626

TOTAL LIABILITIES	58,752	82,481

SHAREHOLDERS’ EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	—	—
Series A preferred stock, no par value, authorized 200,000,000 shares; issued and outstanding 90,294,633 and 81,774,666 shares, respectively	—	—
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 and 240,000 shares, respectively	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 90,294,633 and 81,774,666 shares, respectively	888,921	805,079
Distributions greater than net income	(41,093)	(33,268)

TOTAL SHAREHOLDERS’ EQUITY	847,852	771,835

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$906,604	$854,316

See notes to consolidated financial statements.

Apple REIT Six, Inc.

Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three months ended March 31, 2006	Three months ended March 31, 2005
Revenues:
Room revenue	$48,906	$10,222
Other revenue	4,180	1,685

Total revenue	53,086	11,907

Expenses:
Operating expense	14,062	3,320
Hotel administrative expense	4,289	1,157
Sales and marketing	4,142	924
Utilities	2,287	417
Repair and maintenance	2,204	404
Franchise fees	1,950	248
Management fees	2,309	391
Taxes, insurance and other	3,165	597
General and administrative	967	523
Depreciation expense	6,020	1,299

Total expenses	41,395	9,280

Operating income	11,691	2,627

Interest income	291	638
Interest expense	(998)	(154)

Net income	$10,984	$3,111

Basic and diluted net income per common share	$0.13	$0.08

Weighted average common shares outstanding - basic and diluted	86,401	38,960

Distributions declared per common share	$0.22	$0.22

See notes to consolidated financial statements.

Apple REIT Six, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three months ended March 31, 2006	Three months ended March 31, 2005
Cash flow provided by operating activities:
Net income	$10,984	$3,111
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	6,020	1,299
Amortization of deferred financing costs and fair value adjustments	(107)	—
Changes in operating assets and liabilities, net of amounts acquired/assumed:
Due from third party manager	(6,668)	(1,387)
Other assets	(2,170)	(85)
Accounts payable and accrued expenses	762	(275)

Net cash provided by operating activities	8,821	2,663

Cash flow from investing activities:
Cash paid in acquisition of hotels	(28,907)	(36,462)
Cash paid for deposits for acquisition of hotels	(10,153)	(639)
Acquisition of other assets	(8,787)	(508)
Capital improvements	(4,213)	(86)
Net increase in cash restricted for property improvements	(427)	(292)

Net cash used in investing activities	(52,487)	(37,987)

Cash flow from financing activities:
Payment of financing costs	(93)	(106)
Repayment of secured notes payable	(28,309)	(47)
Net proceeds from issuance of common stock	88,158	111,235
Redemptions of common stock	(4,316)	—
Cash distributions paid to shareholders	(18,809)	(8,335)

Net cash provided by financing activities	36,631	102,747

Increase (decrease) in cash and cash equivalents	(7,035)	67,423
Cash and cash equivalents, beginning of period	35,948	142,790

Cash and cash equivalents, end of period	$28,913	$210,213

Supplemental information:
Interest paid	$964	$113

Non-cash transactions:
Notes payable-secured assumed in acquisitions	$6,663	$5,531

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financials should be read in conjunction with the Company’s audited financial statements included in its 2005 Annual Report on Form 10-K. Operating results for the period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the period ending December 31, 2006.

Note 2

General Information and Summary of Significant Accounting Policies

Organization

Apple REIT Six, Inc. (the “Company”) is a Virginia corporation formed to invest in hotels and other selected real estate in select metropolitan areas in the United States. Initial capitalization occurred on January 20, 2004 and operations began on May 28, 2004 when the Company acquired its first hotel. On March 3, 2006, the Company concluded its best-efforts offering of Units. The Company has no foreign operations or assets and its operating structure includes only one segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company transactions and balances have been eliminated upon consolidation.

Stock Incentive Plans

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation using the modified prospective transition method. Accordingly, no prior year amounts have been restated. Statement 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123 (R) is similar to the approach described in Statement 123. However, Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The adoption of this statement is not anticipated to have a material impact on the Company’s results of operations or financial position. The Company did not make any share based payments in the first quarter of 2006, nor were any unvested awards outstanding at December 31, 2005, therefore no expense was recorded related to share-based payments.

Offering Costs

From the Company’s initial capitalization on January 20, 2004 through March 31, 2006, the Company incurred costs of approximately $102 million related to its offering. These costs are reflected as a reduction to shareholders’ equity. As of March 31, 2006, the Company has closed on a total of 91,125,541 Units, representing proceeds net of offering costs of approximately $898 million.

Earnings per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. There were no potential common shares with a dilutive effect during the three months ended March 31, 2006 or 2005. Series B preferred convertible shares are not included in earnings per common share calculations until such time the Series B preferred convertible shares are converted to common shares.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 3

Property Acquisitions

The Company purchased four hotels in 2006. The following table summarizes the location, brand, date acquired, number of rooms, gross purchase price and property manager for each hotel acquired in 2006. All dollar amounts are in thousands.

Location	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
San Francisco, CA	Hilton Garden Inn	Inn Ventures	1/30/06	169	$12,266
Clearwater, FL	SpringHill Suites	LBA	2/17/06	79	6,923
Hillsboro, OR	Residence Inn	Inn Ventures	3/09/06	122	15,500
Hillsboro, OR	Courtyard	Inn Ventures	3/09/06	155	11,000

Total				525	$45,689

Substantially all of the purchases were funded with proceeds of the Company’s best-efforts offering of Units. However, the Company did assume approximately $6.7 million of secured debt associated with the purchase of the Courtyard hotel in Hillsboro, Oregon. The note bears interest at a rate of 6.4% per annum and matures on December 11, 2014.

The terms and fees of the new management agreements are similar to the Company’s existing management agreements.

The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries under hotel lease agreements. The Company also used the proceeds of its offering to pay 2% of the gross purchase price for these hotels, which equals $913,787, as a commission to Apple Six Realty Group, Inc. (“ASRG”). ASRG is owned by the Company’s Chairman, Chief Executive Officer and President, Glade M. Knight. This commission was capitalized as part of the purchase price of the hotels.

No goodwill or intangible assets were recorded in connection with any of the acquisitions.

As of March 31, 2006, investment in real estate consisted of the following (in thousands):

Land	$106,115
Building and Improvements	709,494
Furniture, Fixtures and Equipment	38,657

854,266
Less Accumulated Depreciation	(19,055)

Investment in real estate, net	$835,211

Note 4

Related Parties

The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company has a contract with ASRG, a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of March 31, 2006, payments to ASRG for services under the terms of this contract have totaled $16.4 million since inception, which were capitalized as a part of the purchase price of the hotels.

The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“ASA”), pursuant to which ASA provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. ASA utilizes Apple Hospitality Two, Inc. to provide these services. Expenses related to the ASA agreement, for the period ended March 31, 2006 and 2005, totaled approximately $504,000 and $300,000, respectively.

Mr. Knight is Chairman and Chief Executive Officer of ASRG, ASA, Apple Hospitality Two, Inc. (a hospitality REIT), Apple Hospitality Five, Inc. (a hospitality REIT) and Apple REIT Seven, Inc. (a newly formed company proposed to be a diversified REIT). The Company’s Board of Directors are also on the board of Apple Hospitality Two, Inc. and Apple Hospitality Five, Inc.

Note 5

Shareholders’ Equity

The company concluded its best-efforts offering of Units on March 3, 2006.

Expense related to issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. Based on equity raised through March 31, 2006, if a triggering event had occurred, expense would have ranged from $0 to $63.8 million (assumes $11 per unit fair market value), which represents approximately 5.8 million shares of common stock.

In July 2005, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per unit that the shareholder actually paid for the unit; or (2) $11.00 per unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the three months ended March 31, 2006, the Company redeemed 393,389 Units in the amount of $4.3 million under the program.

In February 2006, the Company instituted a dividend reinvestment plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. As of March 31, 2006, no Units have been issued under the plan.

Note 6

Other Assets

On January 25, 2006, the Company, through a wholly-owned subsidiary, Apple Six Hospitality Air, LLC, purchased a Lear 40XR jet. The jet will be used mainly for renovation and asset management trips. The purchase price was approximately $8.3 million. The asset is depreciated on a straight-line basis over a useful life of ten years. As of March 31, 2006, the Company recorded depreciation expense in the amount of approximately $212,000.

Note 7

Subsequent Events

On April 17, 2006, the Company declared and paid approximately $6.6 million, or $.073 per share, in distributions to its common shareholders of record on March 31, 2006, of which approximately $1.7 million or 150,879 Units were reinvested under the Company’s Dividend Reinvestment Plan.

On April 20, 2006, the Company redeemed 695,188 Units in the amount of $7.6 million under its Unit Redemption Program.

On April 26, 2006, the Company closed on the purchase of a Courtyard hotel in Panama City, Florida, which contains 84 rooms. The hotel began operations in March, 2006. The gross purchase price of the hotel was $9.2 million.

On April 27, 2006, the Company transferred its rights under one purchase contract to Apple REIT Seven, Inc. The contract was for the purchase of a hotel located in Houston, Texas. Apple REIT Seven, Inc. has the same Chairman and CEO as the Company. The transfer was completed at no expense to the Company.

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

Overview

Apple REIT Six, Inc. (together with its wholly owned subsidiaries, the “Company”) was formed and initially capitalized on January 20, 2004, with its first investor closing on April 23, 2004. The Company owns 66 hotels within different markets in the United States. The Company is treated as a Real Estate Investment Trust (“REIT”) for federal income tax purposes. The Company’s first hotel was acquired on May 28, 2004, with 11 total hotels purchased in 2004, 51 hotels purchased in 2005 and 4 hotels purchased in the first quarter of 2006. Accordingly, the results of operations include only the results of the hotels for the period owned. Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels, in general, has met the Company’s expectations for the period owned. In evaluating financial condition and operating performance, the most important matters on which the Company focuses are revenue measurements, such as average occupancy, average daily rate and revenue per available room, and expenses, such as hotel operating expenses, general and administrative and other expenses described below. The following is a summary of the Company’s results:

(in thousands except statistical data)	Three months ended March 31, 2006	Percent of Revenue	Three months ended March 31, 2005	Percent of Revenue
Total revenues	$53,086	100%	$11,907	100%
Hotel direct expenses	31,243	59%	6,861	58%
Taxes, insurance and other expense	3,165	6%	597	5%
General and administrative expense	967	2%	523	4%

Depreciation	$6,020		$1,299
Interest income	291		638
Interest expense	998		154

Number of Hotels	66		15
ADR	$101		$105
Occupancy	72%		68%
RevPAR	$73		$71

Hotels Owned

As of March 31, 2006, the Company owned 66 hotels, with a total of 7,666 rooms. The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

Location	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Ft. Worth, TX	SpringHill Suites	Marriott	5/28/04	145	$13,340
Myrtle Beach, SC	Courtyard	Marriott	6/8/04	135	9,200
Redmond, WA	Marriott	Marriott	7/7/04	262	64,000
Anchorage, AK	Hilton Garden Inn	Stonebridge	10/12/04	125	18,900
Anchorage, AK	Homewood Suites	Stonebridge	10/12/04	122	13,200
Arcadia, CA	Hilton Garden Inn	Stonebridge	10/12/04	124	12,000
Arcadia, CA	SpringHill Suites	Stonebridge	10/12/04	86	8,100
Glendale, CO	Hampton Inn & Suites	Stonebridge	10/12/04	133	14,700
Lakewood, CO	Hampton Inn	Stonebridge	10/12/04	170	10,600
Lake Forest, CA	Hilton Garden Inn	Stonebridge	10/12/04	103	11,400
Phoenix, AZ	Hampton Inn	Stonebridge	10/12/04	99	6,700
Anchorage, AK	Hampton Inn	Stonebridge	3/14/05	101	11,500
Bakersfield, CA	Hilton Garden Inn	Hilton	3/18/05	120	11,500
Tallahassee, FL	Hilton Garden Inn	Hilton	3/18/05	99	10,850
Lake Mary, FL	Courtyard	Stonebridge	3/18/05	86	6,000
Foothill Ranch, CA	Hampton Inn	Stonebridge	4/21/05	84	7,400
Ft. Worth, TX	Residence Inn	Western	5/6/05	149	17,000
Boulder, CO	Marriott	WLS	5/9/05	157	30,000
Ft. Worth, TX	Homewood Suites	Hilton	5/24/05	137	9,097
Nashville, TN	Homewood Suites	Hilton	5/24/05	121	8,103
Albany, GA	Courtyard	LBA	6/24/05	84	8,597
Lakeland, FL	Residence Inn	LBA	6/24/05	78	9,886
Huntsville, AL	Residence Inn	LBA	6/24/05	78	8,288
Dothan, AL	Hampton Inn & Suites	LBA	6/24/05	85	8,673
Columbus, GA	Residence Inn	LBA	6/24/05	78	7,888
Las Colinas, TX	TownePlace Suites	Western	6/30/05	136	7,178
Arlington, TX	TownePlace Suites	Western	6/30/05	95	7,148
Arlington, TX	SpringHill Suites	Western	6/30/05	122	7,486
Tempe, AZ	TownePlace Suites	Western	6/30/05	119	8,128
Tempe, AZ	SpringHill Suites	Western	6/30/05	121	8,060
Wallingford, CT	Homewood Suites	WLS	7/8/05	104	12,780
McAllen, TX	Hilton Garden Inn	Western	7/19/05	104	9,000
Pensacola, FL	Hampton Inn & Suites	LBA	7/21/05	85	9,279
Rocky Hill, CT	Residence Inn	WLS	8/1/05	96	12,070
Dothan, AL	Courtyard	LBA	8/11/05	78	8,016
Somerset, NJ	Homewood Suites	WLS	8/17/05	123	17,750
Birmingham, AL	Fairfield Inn	LBA	8/25/05	63	2,176
Tuscaloosa, AL	Courtyard	LBA	8/25/05	78	7,551
Tuscaloosa, AL	Fairfield Inn	LBA	8/25/05	63	3,982
Pensacola, FL	Courtyard	LBA	8/25/05	90	11,369
Pensacola, FL	Fairfield Inn	LBA	8/25/05	63	4,858
Pittsburgh, PA	Residence Inn	WLS	9/2/05	156	11,000
Laredo, TX	Residence Inn	Western	9/12/05	109	11,445
Mt. Olive, NJ	Residence Inn	WLS	9/15/05	123	12,070
Saratoga Springs, NY	Hilton Garden Inn	WLS	9/29/05	112	17,750
Huntsville, AL	Fairfield Inn	LBA	9/30/05	79	4,954
Savannah, GA	SpringHill Suites	LBA	9/30/05	79	5,407
Montgomery, AL	SpringHill Suites	LBA	9/30/05	79	6,835
Valdosta, GA	Courtyard	LBA	10/3/05	84	8,284
Farmington, CT	Courtyard	WLS	10/20/05	119	16,330
Orange Park, FL	Fairfield Inn	LBA	11/8/05	83	7,221
Folsom, CA	Hilton Garden Inn	Inn Ventures	11/30/05	100	18,028
Milpitas, CA	Hilton Garden Inn	Inn Ventures	11/30/05	161	18,600

Roseville, CA	Hilton Garden Inn	Inn Ventures	11/30/05	131	20,759
Renton, WA	Hilton Garden Inn	Inn Ventures	11/30/05	150	16,096
Laredo, TX	Homewood Suites	Western	11/30/05	106	10,500
Dallas, TX	SpringHill Suites	Western	12/9/05	147	19,500
Hillsboro, OR	TownePlace Suites	Inn Ventures	12/19/05	136	11,500
Kent, WA	TownePlace Suites	Inn Ventures	12/19/05	152	12,000
Mukilteo, WA	TownePlace Suites	Inn Ventures	12/19/05	128	12,000
Portland, OR	Residence Inn	Inn Ventures	12/19/05	258	42,000
Fredericksburg, VA	Hilton Garden Inn	Hilton	12/20/05	148	16,600
San Francisco, CA	Hilton Garden Inn	Inn Ventures	1/30/06	169	12,266
Clearwater, FL	SpringHill Suites	LBA	2/17/06	79	6,923
Hillsboro, OR	Residence Inn	Inn Ventures	3/09/06	122	15,500
Hillsboro, OR	Courtyard	Inn Ventures	3/09/06	155	11,000

Total				7,666	$818,321

The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries (collectively, the “lessee”) under hotel lease agreements. The Company also used the proceeds from its “best-efforts” offering to pay 2% of the gross purchase price for these hotels, which equals approximately $16.4 million, as a commission to Apple Six Realty Group, Inc. (“ASRG”). ASRG is owned by the Company’s chairman, Chief Executive Officer and President, Glade M. Knight.

No goodwill or intangible assets were recorded in connection with any of the acquisitions.

Results of Operations

Due to the fact the Company only owned 15 hotels as of March 31, 2005, versus 66 hotels as of March 31, 2006, a comparison of hotel operations to the first quarter of 2005 would not be meaningful.

In general, performance at the Company’s hotels have met expected financial results. Hotel performance is impacted by many factors including the economic conditions in the United States, as well as each locality. As a result, there can be no assurance that the Company’s operating performance will continue to meet expectations in the future.

Revenues

The Company’s principal source of revenue is hotel room revenue and other related revenue. Hotel operations are for the 66 hotels acquired through March 31, 2006 for their respective periods owned. For the three months ended March 31, 2006, the Company had room revenue and other revenue of $53.1 million. For the three months ended March 31, 2006, the hotels achieved average occupancy of 72%, average daily rate, or ADR of $101 and revenue per available room, or RevPAR of $73. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR. These rates are consistent with industry and brand averages.

Expenses

For the three months ended March 31, 2006, hotel operating expenses totaled $31.2 million or 59% of total revenue. This percentage is expected to decrease as revenues for newly opened properties increase.

Taxes, insurance, and other expenses for the three months ended March 31, 2006, were $3.2 million or 6% of total revenue.

General and administrative expense for the three months ended March 31, 2006, was $1.0 million or 2% total revenue. The principal components of general and administrative expense are advisory fees, legal fees, accounting fees and reporting expense.

Depreciation expense for the three months ended March 31, 2006, was $6.0 million. Depreciation expense represents expense of the Company’s 66 hotels and related personal property for their respective periods owned.

For the three months ended March 31, 2006, the Company had interest income of $0.3 million. Interest income represents earnings on excess cash invested in short term money market instruments. The Company’s interest income will continue to decline as the Company fully invests the proceeds from its sale of Units.

Interest expense for the three months ended March 31, 2006, was $1.0 million. Interest expense arose from debt assumed with 14 of the properties acquired and short term financing used to bridge the purchase of properties and the raising of capital. Total debt assumed was approximately $54.1 million.

Liquidity and Capital Resources

Operating cash flow from the properties owned and cash on hand ($28.9 million at March 31, 2006) are the Company’s principal source of liquidity. In addition, the Company may borrow funds, subject to limitations set forth in its bylaws. The Company anticipates that cash flow, and cash on hand, will be adequate to cover its operating expenses and to permit the Company to meet its anticipated liquidity requirements, including distributions and capital expenditures.

On March 3, 2006, the Company concluded its best-efforts offering of Units. From the Company’s initial capitalization on January 20, 2004 through March 3, 2006, the Company closed on a total of 91,125,541 Units, representing gross proceeds and proceeds net of selling, marketing fees, and other costs of approximately $1.0 billion and $898 million, respectively. These costs are reflected as a reduction to shareholders’ equity.

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, an amount of 1% to 5% of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. As of March 31, 2006, the Company held $3.1 million in reserve for capital expenditures.

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions in the first quarter of 2006 totaled $18.8 million and were paid monthly at a rate of $0.073 per common share and included a return of capital. For the same period the Company’s cash generated from operations was $8.8 million. Due to the inherent delay between raising capital and investing that same capital in income producing real estate, the Company has had significant amounts of cash earning interest at short term money market rates. As a result, the difference between distributions paid and cash generated from operations has been funded from proceeds from our offering of Units, and this portion of distributions is expected to be treated as a return of capital for federal income tax purposes. The Company intends to continue paying dividends on a monthly basis at an annual rate of 8%. Since a portion of distributions has to date been funded with proceeds from the offering of Units, the Company’s ability to maintain its current intended rate of distribution will be based on its ability to fully invest its offering proceeds and thereby increase its cash generated from operations. Since there can be no assurance of the Company’s ability to acquire properties that provide income at this level, or that the properties already acquired will provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate. Proceeds of the offering which are distributed are not available for investment in properties.

In conjunction with the acquisition of five hotels in December 2005, the Company utilized short-term unsecured financing from a commercial bank in the amount of $40 million to fund a portion of the aggregate gross purchase price. This financing was evidenced by our promissory note and was governed by a loan agreement. The applicable interest rate was equal to LIBOR (the London Interbank Offered Rate) plus 2.2%. Payments of interest only were due monthly. A principal payment of $12 million was made on December 30, 2005 and the remaining principal payment of $28 million was made on January 24, 2006 and the loan was extinguished.

In February 2006, the Company instituted a dividend reinvestment plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. As of March 31, 2006, no Units have been issued under the plan.

In July 2005, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per unit that the shareholder actually paid for the unit; or (2) $11.00 per unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the three months ended March 31, 2006, the Company redeemed 393,389 Units in the amount of $4.3 million under the program. It is anticipated the funds required for the redemption program will be substantially offset by the funds received from the dividend reinvestment plan.

Related Party Transactions

The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company has a contract with ASRG, a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of March 31, 2006, payments to ASRG for services under the terms of this contract have totaled $16.4 million since inception, which were capitalized as a part of the purchase price of the hotels.

The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“ASA”), pursuant to which ASA provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. ASA utilizes Apple Hospitality Two, Inc. to provide these services. Expenses related to the ASA agreement, for the period ended March 31, 2006 and 2005, totaled approximately $504,000 and $300,000, respectively.

Mr. Knight is Chairman and Chief Executive Officer of ASRG, ASA, Apple Hospitality Two, Inc. (a hospitality REIT), Apple Hospitality Five, Inc. (a hospitality REIT) and Apple REIT Seven, Inc. (a newly formed company proposed to be a diversified REIT). The Company’s Board of Directors are also on the board of Apple Hospitality Two, Inc. and Apple Hospitality Five, Inc.

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

Subsequent Events

On April 17, 2006, the Company declared and paid approximately $6.6 million, or $.073 per share, in distributions to its common shareholders of record on March 31, 2006, of which approximately $1.7 million or 150,879 Units were reinvested under the Company’s Dividend Reinvestment Plan.

On April 20, 2006, the Company redeemed 695,188 Units in the amount of $7.6 million under its Unit Redemption Program.

On April 26, 2006, the Company closed on the purchase of a Courtyard hotel in Panama City, Florida, which contains 84 rooms. The hotel began operations in March, 2006. The gross purchase price of the hotel was $9.2 million.

On April 27, 2006, the Company transferred its rights under one purchase contract to Apple REIT Seven, Inc. The contract was for the purchase of a hotel located in Houston, Texas. Apple REIT Seven, Inc. has the same Chairman and CEO as the Company. The transfer was completed at no expense to the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of March 31, 2006, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to changes in short term money market rates as it invests the proceeds from sale of Units pending use in acquisitions and renovations. Based on the Company’s cash invested at March 31, 2006, of $28.9 million, every 100 basis points change in interest rates will impact the Company’s net income by $289,000, all other factors remaining the same.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unit Redemption Program

In July 2005, the Company instituted a share redemption program to provide its shareholders who have held their Units for at least one year with the benefit of limited interim liquidity, by presenting for redemption all or any portion of their Units at any time and in accordance with certain procedures. Once this time limitation has been met, the Company may, subject to certain conditions and limitations, redeem the Units presented for redemption for cash, to the extent that the Company has sufficient funds available to fund the redemption. If Units are held for the required one-year period, the Units may be redeemed for a purchase price equal to the lesser of: (1) $11.00 per unit; or (2) the purchase price per Unit that was actually paid for the Units. The board of directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period, reject any request for redemption, change the purchase price for redemptions or otherwise amend the terms of, suspend, or terminate the unit redemption program. The following is a summary of redemptions during the first quarter of 2006:

Issuer Purchases of Equity Securities

Period	(a) Total Number of Units Purchased	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
January 2006	393,389	$10.97	830,918	(1)

(1)	The maximum number of Units that may be redeemed in the current calendar year is three percent (3.0%) of the weighted average number of Units outstanding at the end of the previous calendar year.

Use of Proceeds

On March 3, 2006, the Company concluded its best-efforts offering of Units. The following table sets forth information concerning the offering and the use of proceeds from the offering as of March 31, 2006:

Units Registered:

4,761,905 Units $ 10.50 per Unit	$50,000,000
86,363,636 Units $ 11.00 per Unit	950,000,000

Totals: 91,125,541 Units	$1,000,000,000

Units Sold:

4,761,905 Units $ 10.50 per Unit	$50,000,000
86,363,636 Units $ 11.00 per Unit	950,000,000

Totals: 91,125,541 Units	$1,000,000,000

Expenses of Issuance and Distribution of Units

1. Underwriting discounts and commission	100,000,000
2. Expenses of underwriters	121,389
3. Direct or indirect payments to directors or officers of the Company or their associates, to ten percent shareholders, or to affiliates of the Company	—
4. Fees and expenses of third parties	1,880,721

Total Expenses of Issuance and Distribution of Common Shares	102,002,110

Net Proceeds to the Company	$897,997,890

1. Purchase of real estate (including repayment of indebtedness incurred to purchase real estate)	$795,055,482
2. Interest on indebtedness	—
3. Working capital	77,499,410
4. Fees to the following (all affiliates of officers of the Company):
a. Apple Six Realty Group, Inc.	16,366,454

5. Fees and expenses of third parties:
a. Legal	—
b. Accounting	—
6. Other (Unit Redemptions)	9,076,544

Total of Application of Net Proceeds to the Company	$897,997,890

Item 6. Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-11 (SEC File No. 333-112169) effective April 23, 2004)

3.2	Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Post-Effective Amendment No. 4 to Form S-11 (SEC File No. 333-112169) effective June 14, 2005).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act, as amended (FILED HEREWITH).

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act, as amended (FILED HEREWITH).

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE REIT SIX, INC.

By:	/s/ GLADE M. KNIGHT	Date: May 10, 2006
Glade M. Knight,
Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: May 10, 2006
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)