Form 10-Q
period 2006-06-30
APPLE REIT SIX INC
filed 2006-08-08
CIK 1277151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Number of registrant’s common shares outstanding as of July 30, 2006: 89,151,957

APPLE REIT SIX, INC.

FORM 10-Q

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

Apple REIT Six, Inc.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	June 30, 2006	December 31, 2005
ASSETS
Investment in real estate, net of accumulated depreciation of $25,260 and $13,247, respectively	$842,078	$790,170
Cash and cash equivalents	29,104	35,948
Restricted cash-furniture, fixtures and other escrows	3,734	3,152
Due from third party manager, net	13,644	7,813
Other assets, net	12,329	17,233

TOTAL ASSETS	$900,889	$854,316

LIABILITIES
Notes payable	$54,609	$76,855
Accounts payable and accrued expenses	4,731	5,626

TOTAL LIABILITIES	59,340	82,481

SHAREHOLDERS’ EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	—	—
Series A preferred stock, no par value, authorized 200,000,000 shares; issued and outstanding 90,146,807 and 81,774,666 shares, respectively	—	—
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 and 240,000 shares, respectively	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 90,146,807 and 81,774,666 shares, respectively	887,228	805,079
Distributions greater than net income	(45,703)	(33,268)

TOTAL SHAREHOLDERS’ EQUITY	841,549	771,835

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$900,889	$854,316

See notes to consolidated financial statements.

Apple REIT Six, Inc.

Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three months ended June 30, 2006	Three months ended June 30, 2005	Six Months ended June 30, 2006	Six Months ended June 30, 2005
Revenues:
Room revenue	$57,567	$17,452	$106,473	$27,674
Other revenue	4,570	2,139	8,750	3,824

Total revenue	62,137	19,591	115,223	31,498

Expenses:
Operating expense	16,099	5,159	30,161	8,479
Hotel administrative expense	4,679	1,746	8,968	2,903
Sales and marketing	4,830	1,474	8,972	2,398
Utilities	2,327	627	4,614	1,044
Repair and maintenance	2,572	612	4,776	1,016
Franchise fees	2,374	558	4,324	806
Management fees	2,419	647	4,728	1,038
Taxes, insurance and other	3,416	926	6,581	1,523
General and administrative	1,219	833	2,186	1,356
Depreciation expense	6,417	2,046	12,437	3,345

Total expenses	46,352	14,628	87,747	23,908

Operating income	15,785	4,963	27,476	7,590

Interest income	270	1,142	561	1,780
Interest expense	(864)	(310)	(1,862)	(464)

Net income	$15,191	$5,795	$26,175	$8,906

Basic and diluted net income per common share	$0.17	$0.12	$0.30	$0.20

Weighted average common shares outstanding - basic and diluted	90,004	50,206	88,155	44,521

Distributions declared per common share	$0.22	$0.22	$0.44	$0.44

See notes to consolidated financial statements.

Apple REIT Six, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six months ended June 30, 2006	Six months ended June 30, 2005
Cash flow provided by operating activities:
Net income	$26,175	$8,906
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	12,437	3,345
Amortization of deferred financing costs and fair value adjustments	(211)	—
Stock option expense issued	69	—
Changes in operating assets and liabilities, net of amounts acquired/assumed:
Due from third party manager	(5,828)	(3,325)
Other assets	(256)	(446)
Accounts payable and accrued expenses	1,449	(820)

Net cash provided by operating activities	33,835	7,660

Cash flow from investing activities:
Cash paid in acquisition of hotels	(38,763)	(186,587)
Cash paid for potential acquisition of hotels	—	(5,796)
Acquisition of other assets	(8,247)	(1,013)
Capital improvements	(8,059)	(454)
Net increase in cash restricted for property improvements	(345)	(734)

Net cash used in investing activities	(55,414)	(194,584)

Cash flow from financing activities:
Payment of financing costs	(101)	(184)
Repayment of secured notes payable	(28,634)	(141)
Net proceeds from issuance of common stock	94,010	230,954
Redemptions of common stock	(11,930)	—
Cash distributions paid to shareholders	(38,610)	(19,203)

Net cash provided by financing activities	14,735	211,426

Increase (decrease) in cash and cash equivalents	(6,844)	24,502

Cash and cash equivalents, beginning of period	35,948	142,790

Cash and cash equivalents, end of period	$29,104	$167,292

Non-cash transactions:
Notes payable-secured assumed in acquisitions	$6,663	$10,033

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements included in its 2005 Annual Report on Form 10-K. Operating results for the period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the period ending December 31, 2006.

Note 2

General Information and Summary of Significant Accounting Policies

Organization

Apple REIT Six, Inc. (the “Company”) is a Virginia corporation formed to invest in hotels and other selected real estate in select metropolitan areas in the United States. Initial capitalization occurred on January 20, 2004 and operations began on May 28, 2004, when the Company acquired its first hotel. On March 3, 2006, the Company concluded its best-efforts offering of Units. The Company has no foreign operations or assets and its operating structure includes only one segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company transactions and balances have been eliminated upon consolidation.

Stock Incentive Plans

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation using the modified prospective transition method. Accordingly, no prior year amounts have been restated. Statement 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123 (R) is similar to the approach described in Statement 123. However, Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The adoption of this statement has not had a material impact on the Company’s results of operations or financial position. During the second quarter of 2006 the Company issued approximately 72,000 directors’ stock options and share-based expense of approximately $69,000 was recorded.

Offering Costs

From the Company’s initial capitalization on January 20, 2004 through June 30, 2006, the Company incurred costs of approximately $102 million related to its best-efforts offering. These costs are reflected as a reduction to shareholders’ equity. As of June 30, 2006, the Company has closed on a total of 91,125,541 Units, representing proceeds net of offering costs of approximately $898 million.

Earnings per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. There were no potential common shares with a dilutive effect during the three months and six months ended June 30, 2006 or 2005. Series B convertible preferred shares are not included in earnings per common share calculations until such time the Series B preferred convertible shares are converted to common shares.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 3

Property Acquisitions

The Company purchased five hotels in 2006. The following table summarizes the location, brand, date acquired, number of rooms, gross purchase price and property manager for each hotel acquired in 2006. All dollar amounts are in thousands.

Location	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
San Francisco, CA	Hilton Garden Inn	Inn Ventures	1/30/06	169	$12,266
Clearwater, FL	SpringHill Suites	LBA	2/17/06	79	6,923
Hillsboro, OR	Residence Inn	Inn Ventures	3/09/06	122	15,500
Hillsboro, OR	Courtyard	Inn Ventures	3/09/06	155	11,000
Panama City, FL	Courtyard	LBA	4/26/06	84	9,245

			Total	609	$54,934

Substantially all of the purchases were funded with proceeds of the Company’s best-efforts offering of Units. However, the Company did assume approximately $6.7 million of secured debt associated with the purchase of the Courtyard hotel in Hillsboro, Oregon. The note bears interest at a rate of 6.4% per annum and matures on December 11, 2014.

As there can be no assurance that all conditions to closing will be satisfied, the Company includes deposits for hotels under contract in Other assets in the Company’s Consolidated Balance Sheet and in Cash paid for potential acquisition of hotels in its Consolidated Statement of Cash Flows.

The terms and fees of the new management agreements are similar to the Company’s existing management agreements.

The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries under hotel lease agreements. The Company also used the proceeds of its offering to pay 2% of the gross purchase price for these hotels, or approximately $1.1 million, as a commission to Apple Six Realty Group, Inc. (“ASRG”). ASRG is owned by the Company’s Chairman, Chief Executive Officer and President, Glade M. Knight. This commission was capitalized as part of the purchase price of the hotels.

No goodwill or intangible assets were recorded in connection with any of the acquisitions.

As of June 30, 2006, investment in real estate consisted of the following (in thousands):

Land	$107,490
Building and Improvements	718,479
Furniture, Fixtures and Equipment	41,369

867,338
Less Accumulated Depreciation	(25,260)

Investment in real estate, net	$842,078

Note 4

Related Parties

The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company has a contract with ASRG, a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of June 30, 2006, payments to ASRG for services under the terms of this contract have totaled $16.6 million since inception, which were capitalized as a part of the purchase price of the hotels.

The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“ASA”), pursuant to which ASA provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. ASA utilizes Apple Hospitality Two, Inc. to provide these services. Expenses related to the ASA agreement, for the six months ended June 30, 2006 and 2005, totaled approximately $1.1 million and $631,000, respectively.

During 2006 the Company assigned its rights under three contracts for the purchase of hotels in Houston, TX, Brownsville, TX and Miami, FL, to Apple REIT Seven, Inc. The assignments were completed with no cost to the Company and were entered into to prevent the Company from incurring secured debt to complete its planned property acquisitions.

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

Expense related to issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. Based on equity raised through June 30, 2006, if a triggering event had occurred, expense would have ranged from $0 to $63.8 million (assumes $11 per unit fair market value), which represents approximately 5.8 million shares of common stock.

In July 2005, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per unit that the shareholder actually paid for the unit; or (2) $11.00 per unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the six months ended June 30, 2006, the Company redeemed approximately 1.1 million Units in the amount of $11.9 million under the program.

In February 2006, the Company instituted a dividend reinvestment plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. As of June 30, 2006, approximately 547,000 Units, representing $6.0 million in proceeds to the Company, have been issued under the plan.

Note 6

Other Assets

On January 25, 2006, the Company, through a wholly-owned subsidiary, Apple Six Hospitality Air, LLC, purchased a Lear 40XR jet. The jet will be used mainly for renovation and asset management purposes. The purchase price was approximately $8.3 million. The asset is depreciated on a straight-line basis over a useful life of ten years. As of June 30, 2006, the Company recorded depreciation expense in the amount of approximately $424,000.

Note 7

Subsequent Events

On July 17, 2006, the Company declared and paid approximately $6.6 million, or $.073 per share, in distributions to its common shareholders of record on June 30, 2006, of which $2.5 million or 231,779 Units were reinvested under the Company’s Dividend Reinvestment Plan.

On July 17, 2006, the Company redeemed 1.2 million Units in the amount of $13.4 million under its Unit Redemption Program.

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

Overview

Apple REIT Six, Inc. (together with its wholly owned subsidiaries, the “Company”) was formed and initially capitalized on January 20, 2004, with its first investor closing on April 23, 2004. The Company owns 67 hotels within different markets in the United States. The Company is treated as a Real Estate Investment Trust (“REIT”) for federal income tax purposes. The Company’s first hotel was acquired on May 28, 2004, with 11 total hotels purchased in 2004, 51 hotels purchased in 2005 and 5 hotels purchased in 2006. Accordingly, the results of operations include only the results of the hotels for the period owned. Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels, in general, has met the Company’s expectations for the period owned. In evaluating financial condition and operating performance, the most important matters on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”), and expenses, such as hotel operating expenses, general and administrative and other expenses described below. The following is a summary of the Company’s results:

	Three months ended June 30,					Six months ended June 30,
(in thousands, except statistical data)	2006	POR	2005	POR	Percent change	2006	POR	2005	POR	Percent change
Total revenues	$62,137	100%	$19,591	100%	217%	$115,223	100%	$31,498	100%	266%
Hotel direct expenses	35,300	57%	10,823	55%	226%	66,543	58%	17,684	56%	276%
Taxes, insurance and other expense	3,416	5%	926	5%	269%	6,581	6%	1,523	5%	332%
General and administrative	1,219	2%	833	4%	46%	2,186	2%	1,356	4%	61%
Depreciation	6,417	10%	2,046	10%	214%	12,437	11%	3,345	11%	272%
ADR	$105		$107		(2)%	$103		$106		(3)%
Occupancy	78%		76%		3%	75%		73%		3%
RevPAR	$82		$81		1%	$78		$77		1%

Hotels Owned

As of June 30, 2006, the Company owned 67 hotels, with a total of 7,750 rooms. The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

Location	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Ft. Worth, TX	SpringHill Suites	Marriott	5/28/04	145	$13,340
Myrtle Beach, SC	Courtyard	Marriott	6/8/04	135	9,200
Redmond, WA	Marriott	Marriott	7/7/04	262	64,000
Anchorage, AK	Hilton Garden Inn	Stonebridge	10/12/04	125	18,900
Anchorage, AK	Homewood Suites	Stonebridge	10/12/04	122	13,200
Arcadia, CA	Hilton Garden Inn	Stonebridge	10/12/04	124	12,000
Arcadia, CA	SpringHill Suites	Stonebridge	10/12/04	86	8,100
Glendale, CO	Hampton Inn & Suites	Stonebridge	10/12/04	133	14,700
Lakewood, CO	Hampton Inn	Stonebridge	10/12/04	170	10,600
Lake Forest, CA	Hilton Garden Inn	Stonebridge	10/12/04	103	11,400
Phoenix, AZ	Hampton Inn	Stonebridge	10/12/04	99	6,700
Anchorage, AK	Hampton Inn	Stonebridge	3/14/05	101	11,500
Bakersfield, CA	Hilton Garden Inn	Hilton	3/18/05	120	11,500
Tallahassee, FL	Hilton Garden Inn	Hilton	3/18/05	99	10,850
Lake Mary, FL	Courtyard	Stonebridge	3/18/05	86	6,000
Foothill Ranch, CA	Hampton Inn	Stonebridge	4/21/05	84	7,400
Ft. Worth, TX	Residence Inn	Western	5/6/05	149	17,000
Boulder, CO	Marriott	WLS	5/9/05	157	30,000
Ft. Worth, TX	Homewood Suites	Hilton	5/24/05	137	9,097
Nashville, TN	Homewood Suites	Hilton	5/24/05	121	8,103
Albany, GA	Courtyard	LBA	6/24/05	84	8,597
Lakeland, FL	Residence Inn	LBA	6/24/05	78	9,886
Huntsville, AL	Residence Inn	LBA	6/24/05	78	8,288
Dothan, AL	Hampton Inn & Suites	LBA	6/24/05	85	8,673
Columbus, GA	Residence Inn	LBA	6/24/05	78	7,888
Las Colinas, TX	TownePlace Suites	Western	6/30/05	136	7,178
Arlington, TX	TownePlace Suites	Western	6/30/05	95	7,148
Arlington, TX	SpringHill Suites	Western	6/30/05	122	7,486
Tempe, AZ	TownePlace Suites	Western	6/30/05	119	8,128
Tempe, AZ	SpringHill Suites	Western	6/30/05	121	8,060
Wallingford, CT	Homewood Suites	WLS	7/8/05	104	12,780
McAllen, TX	Hilton Garden Inn	Western	7/19/05	104	9,000
Pensacola, FL	Hampton Inn & Suites	LBA	7/21/05	85	9,279
Rocky Hill, CT	Residence Inn	WLS	8/1/05	96	12,070
Dothan, AL	Courtyard	LBA	8/11/05	78	8,016
Somerset, NJ	Homewood Suites	WLS	8/17/05	123	17,750
Birmingham, AL	Fairfield Inn	LBA	8/25/05	63	2,176
Tuscaloosa, AL	Courtyard	LBA	8/25/05	78	7,551
Tuscaloosa, AL	Fairfield Inn	LBA	8/25/05	63	3,982
Pensacola, FL	Courtyard	LBA	8/25/05	90	11,369
Pensacola, FL	Fairfield Inn	LBA	8/25/05	63	4,858
Pittsburgh, PA	Residence Inn	WLS	9/2/05	156	11,000
Laredo, TX	Residence Inn	Western	9/12/05	109	11,445
Mt. Olive, NJ	Residence Inn	WLS	9/15/05	123	12,070
Saratoga Springs, NY	Hilton Garden Inn	WLS	9/29/05	112	17,750
Huntsville, AL	Fairfield Inn	LBA	9/30/05	79	4,954
Savannah, GA	SpringHill Suites	LBA	9/30/05	79	5,407
Montgomery, AL	SpringHill Suites	LBA	9/30/05	79	6,835
Valdosta, GA	Courtyard	LBA	10/3/05	84	8,284
Farmington, CT	Courtyard	WLS	10/20/05	119	16,330
Orange Park, FL	Fairfield Inn	LBA	11/8/05	83	7,221
Folsom, CA	Hilton Garden Inn	Inn Ventures	11/30/05	100	18,028
Milpitas, CA	Hilton Garden Inn	Inn Ventures	11/30/05	161	18,600
Roseville, CA	Hilton Garden Inn	Inn Ventures	11/30/05	131	20,759
Renton, WA	Hilton Garden Inn	Inn Ventures	11/30/05	150	16,096
Laredo, TX	Homewood Suites	Western	11/30/05	106	10,500
Dallas, TX	SpringHill Suites	Western	12/9/05	147	19,500
Hillsboro, OR	TownePlace Suites	Inn Ventures	12/19/05	136	11,500
Kent, WA	TownePlace Suites	Inn Ventures	12/19/05	152	12,000
Mukilteo, WA	TownePlace Suites	Inn Ventures	12/19/05	128	12,000
Portland, OR	Residence Inn	Inn Ventures	12/19/05	258	42,000
Fredericksburg, VA	Hilton Garden Inn	Hilton	12/20/05	148	16,600
San Francisco, CA	Hilton Garden Inn	Inn Ventures	1/30/06	169	12,266
Clearwater, FL	SpringHill Suites	LBA	2/17/06	79	6,923
Hillsboro, OR	Residence Inn	Inn Ventures	3/09/06	122	15,500
Hillsboro, OR	Courtyard	Inn Ventures	3/09/06	155	11,000
Panama City, FL	Courtyard	LBA	4/26/06	84	9,245

			Total	7,750	$827,566

The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries (collectively, the “lessee”) under hotel lease agreements. The Company also used the proceeds from its “best-efforts” offering to pay 2% of the gross purchase price for these hotels, which equals approximately $16.6 million, as a commission to Apple Six Realty Group, Inc. (“ASRG”). ASRG is owned by the Company’s Chairman, Chief Executive Officer and President, Glade M. Knight.

No goodwill or intangible assets were recorded in connection with any of the acquisitions.

Results of Operations

Due to the fact the Company only owned 30 hotels as of June 30, 2005, versus 67 hotels as of June 30, 2006, a comparison of hotel operations to 2005 would not be meaningful.

In general, performance at the Company’s hotels have met expected financial results. Hotel performance is impacted by many factors including the economic conditions in the United States, as well as each locality. As a result, there can be no assurance that the Company’s operating performance will continue to meet expectations in the future.

Revenues

The Company’s principal source of revenue is hotel room revenue and other related revenue. Hotel operations are for the 67 hotels acquired through June 30, 2006 for their respective periods owned. For the three and six months ended June 30, 2006, the Company had room revenue and other revenue of $62.1 and $115.2 million. For the three and six months ended June 30, 2006, the hotels achieved average occupancy of 78% and 75%, average daily rate, or ADR of $105 and $103 and revenue per available room, or RevPAR of $82 and $78. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR. These rates are consistent with industry and brand averages.

Expenses

For the three and six months ended June 30, 2006, hotel operating expenses totaled $35.3 and $66.5 million or 57% and 58% of total revenue. This percentage is expected to decrease as revenues for newly opened properties increase.

Taxes, insurance, and other expenses for the three and six months ended June 30, 2006, were $3.4 and $6.6 million.

General and administrative expense for the three and six months ended June 30, 2006, was $1.2 and $2.2 million. The principal components of general and administrative expense are advisory fees, legal fees, accounting fees and reporting expense.

Depreciation expense for the three and six months ended June 30, 2006, was $6.4 and $12.4 million. Depreciation expense represents expense of the Company’s 67 hotels and related personal property for their respective periods owned.

Interest expense for the three and six months ended June 30, 2006, was $0.9 and $1.9 million. Interest expense arose from debt assumed with 14 of the properties acquired and short term financing used to bridge the purchase of properties and the raising of capital. Total debt assumed was approximately $54.1 million.

Liquidity and Capital Resources

Operating cash flow from the properties owned and cash on hand ($29.1 million at June 30, 2006) are the Company’s principal source of liquidity. In addition, the Company may borrow funds, subject to limitations set forth in its bylaws. The Company anticipates that cash flow, and cash on hand, will be adequate to cover its operating expenses and to permit the Company to meet its anticipated liquidity requirements, including distributions and capital expenditures.

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

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements, to make available, for the repair, replacement, and refurbishing of furniture, fixtures, and equipment, of its hotels an amount of 1% to 5% of gross revenues. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. As of June 30, 2006, the Company had made approximately $8.1 million of capital expenditures during 2006.

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions during the six months ended June 30, 2006 totaled $38.6 million and were paid monthly at a rate of $0.073 per common share and included a return of capital. For the same period the Company’s cash generated from operations was $33.8 million. Due to the inherent delay between raising capital and investing that same capital in income producing real estate, the Company has had significant amounts of cash earning interest at short term money market rates. As a result, the difference between distributions paid and cash generated from operations has been funded from proceeds from our offering of Units, and this portion of distributions is expected to be treated as a return of capital for federal income tax purposes. The Company intends to continue paying dividends on a monthly basis at an annual rate of 8%. Since a portion of distributions has to date been funded with proceeds from the offering of Units and its offering has been completed, the Company’s ability to maintain its current intended rate of distribution will be based on its ability to generate cash from operations. Since there can be no assurance of the ability of the Company’s properties to provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate. Proceeds of the offering which are distributed are not available for investment in properties.

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

In February 2006, the Company instituted a dividend reinvestment plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. As of June 30, 2006, approximately 547,000 Units, representing $6.0 million in proceeds to the Company, have been issued under the plan.

In July 2005, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per unit that the shareholder actually paid for the unit; or (2) $11.00 per unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the six months ended June 30, 2006, the Company redeemed approximately 1.1 million Units in the amount of $11.9 million under the program. It is anticipated the funds required for the redemption program will be substantially offset by the funds received from the dividend reinvestment plan.

Related Party Transactions

The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company has a contract with ASRG, a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of June 30, 2006, payments to ASRG for services under the terms of this contract have totaled $16.6 million since inception, which were capitalized as a part of the purchase price of the hotels.

The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“ASA”), pursuant to which ASA provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. ASA utilizes Apple Hospitality Two, Inc. to provide these services. Expenses related to the ASA agreement, for the six months ended June 30, 2006 and 2005, totaled approximately $1.1 million and $631,000, respectively.

During 2006 the Company assigned its rights under three contracts for the purchase of hotels in Houston, TX, Brownsville, TX and Miami, FL, to Apple REIT Seven, Inc. The assignments were completed with no cost to the Company and were entered into to prevent the Company from incurring secured debt to complete its planned property acquisitions.

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

Subsequent Events

On July 17, 2006, the Company declared and paid approximately $6.6 million, or $.073 per share, in distributions to its common shareholders of record on June 30, 2006, of which $2.5 million or 231,779 Units were reinvested under the Company’s Dividend Reinvestment Plan.

On July 17, 2006, the Company redeemed 1.2 million Units in the amount of $13.4 million under its Unit Redemption Program.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of June 30, 2006, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to changes in short term money market rates as it invests cash on hand. Based on the Company’s cash invested at June 30, 2006, of $29.1 million, every 100 basis points change in interest rates will impact the Company’s net income by $291,000, all other factors remaining the same.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Reinvestment Plan

During the first quarter of 2006, the Company instituted a dividend reinvestment plan. The purpose of the plan is to provide the Company’s shareholders with a convenient and inexpensive way to increase their investment in the Company by reinvesting their dividends to purchase additional Units. As of June 30, 2006, approximately 547,000 Units, representing $6.0 million in proceeds to the Company, have been issued under the plan.

Unit Redemption Program

In July 2005, the Company instituted a share redemption program to provide its shareholders who have held their Units for at least one year with the benefit of limited interim liquidity, by presenting for redemption all or any portion of their Units at any time and in accordance with certain procedures. Once this time limitation has been met, the Company may, subject to certain conditions and limitations, redeem the Units presented for redemption for cash, to the extent that the Company has sufficient funds available to fund the redemption. If Units are held for the required one-year period, the Units may be redeemed for a purchase price equal to the lesser of: (1) $11.00 per unit; or (2) the purchase price per Unit that was actually paid for the Units. The board of directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period, reject any request for redemption, change the purchase price for redemptions or otherwise amend the terms of, suspend, or terminate the unit redemption program. The following is a summary of redemptions during the second quarter of 2006:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
April 2006	695,188	$10.95	1,526,106	(1)

(1)	The maximum number of Units that may be redeemed in any 12 month period is limited to three percent (3.0%) of the weighted average number of Units outstanding from the beginning of the 12 month period.

Item 4. Submission of Matters to a Vote of Security Holders

On May 11, 2006, the Company held an Annual Meeting of Shareholders for the purpose of electing two directors to the Company’s Board of Directors. The nominees to the Company’s Board of Directors were Lisa B. Kern and Michael S. Waters, both of whom were current directors of the Company. Ms. Kern and Mr. Waters were both nominated for an additional three-year term on the Board of Directors. The election was uncontested, and the nominees were elected.

The total number of votes represented at the Annual Meeting of Shareholders was 90,248,237. The voting results were as follows:

Nominee	Votes Received	Votes Withheld
Lisa B. Kern	89,655,147	593,090
Michael S. Waters	89,660,814	587,423

The names of the other directors whose terms of office as directors continued after the Annual Meeting of Shareholders are Glade M. Knight, Bruce H. Matson, and Robert M. Wily.

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

APPLE REIT SIX, INC.

By:	/s/ GLADE M. KNIGHT	Date: August 8, 2006
Glade M. Knight,
Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: August 8, 2006
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)