Form 10-Q
period 2006-09-30
APPLE REIT SIX INC
filed 2006-11-02
CIK 1277151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Number of registrant’s common shares outstanding as of October 31, 2006: 89,276,957

APPLE REIT SIX, INC.

FORM 10-Q

INDEX

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets - September 30, 2006 and December 31, 2005	3

	Consolidated Statements of Operations - Three months and nine months ended September 30, 2006 and Three months and nine months ended September 30, 2005	4

	Consolidated Statements of Cash Flows - Nine months ended September 30, 2006 and Nine months ended September 30, 2005	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings (not applicable)

Item 1A.	Risk Factors (not applicable)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities (not applicable)

Item 4.	Submission of Matters to a Vote of Security Holders (not applicable)

Item 5.	Other Information (not applicable)

Item 6.	Exhibits	17

Signatures		18

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

Apple REIT Six, Inc.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	September 30, 2006	December 31, 2005
ASSETS
Investment in real estate, net of accumulated depreciation of $31,524 and $13,247, respectively	$837,850	$790,170
Cash and cash equivalents	30,854	35,948
Restricted cash-furniture, fixtures and other escrows	3,381	3,152
Due from third party manager, net	12,224	7,813
Other assets, net	11,530	17,233

TOTAL ASSETS	$895,839	$854,316

LIABILITIES
Notes payable	$54,142	$76,855
Accounts payable and accrued expenses	7,329	5,626

TOTAL LIABILITIES	61,471	82,481

SHAREHOLDERS' EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	—	—
Series A preferred stock, no par value, authorized 200,000,000 shares; issued and outstanding 89,633,074 and 81,774,666 shares, respectively	—	—
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 and 240,000 shares, respectively	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 89,633,074 and 81,774,666 shares, respectively	881,629	805,079
Distributions greater than net income	(47,285)	(33,268)

TOTAL SHAREHOLDERS' EQUITY	834,368	771,835

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$895,839	$854,316

See notes to consolidated financial statements.

Apple REIT Six, Inc.

Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three months ended September 30, 2006	Three months ended September 30, 2005	Nine Months ended September 30, 2006	Nine Months ended September 30, 2005
Revenues:
Room revenue	$61,292	$29,808	$167,765	$57,482
Other revenue	4,366	2,446	13,116	6,270

Total revenue	65,658	32,254	180,881	63,752

Expenses:
Operating expense	16,196	8,378	46,357	16,857
Hotel administrative expense	4,889	2,892	13,857	5,795
Sales and marketing	4,891	2,159	13,863	4,557
Utilities	2,707	1,402	7,321	2,446
Repair and maintenance	2,593	1,205	7,369	2,221
Franchise fees	2,503	1,414	6,827	2,220
Management fees	2,092	1,185	6,820	2,223
Taxes, insurance and other	3,663	1,760	10,244	3,283
General and administrative	939	952	3,125	2,308
Depreciation expense	6,476	3,314	18,913	6,659

Total expenses	46,949	24,661	134,696	48,569

Operating income	18,709	7,593	46,185	15,183

Interest income	278	1,265	839	3,045
Interest expense	(867)	(483)	(2,729)	(947)

Net income	$18,120	$8,375	$44,295	$17,281

Basic and diluted net income per common share	$0.20	$0.13	$0.50	$0.34

Weighted average common shares outstanding - basic and diluted	89,545	62,296	88,619	50,446

Distributions declared per common share	$0.22	$0.22	$0.66	$0.66

See notes to consolidated financial statements.

Apple REIT Six, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine months ended September 30, 2006	Nine months ended September 30, 2005
Cash flow provided by operating activities:
Net income	$44,295	$17,281
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	18,913	6,659
Amortization of deferred financing costs and fair value adjustments	(314)	31
Stock option expense	69	—
Changes in operating assets and liabilities, net of amounts acquired/assumed:
Due from third party manager	(4,408)	(6,019)
Other assets	(73)	(481)
Accounts payable and accrued expenses	3,036	1,053

Net cash provided by operating activities	61,518	18,524

Cash flow from investing activities:
Cash paid in acquisition of hotels	(37,180)	(332,944)
Cash paid for potential acquisition of hotels	—	(1,908)
Acquisition of other assets	(8,447)	(1,514)
Capital improvements	(10,096)	(1,620)
Net decrease (increase) in cash restricted for property improvements	9	(1,252)

Net cash used in investing activities	(55,714)	(339,238)

Cash flow from financing activities:
Payment of financing costs	(101)	(452)
Repayment of secured notes payable	(28,966)	(293)
Net proceeds from issuance of common stock	101,822	352,667
Redemptions of common stock	(25,341)	—
Cash distributions paid to shareholders	(58,312)	(32,756)

Net cash provided by (used in) financing activities	(10,898)	319,166

Decrease in cash and cash equivalents	(5,094)	(1,548)

Cash and cash equivalents, beginning of period	35,948	142,790

Cash and cash equivalents, end of period	$30,854	$141,242

Non-cash transactions:
Notes payable-secured assumed in acquisitions	$6,663	$37,611

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements included in its 2005 Annual Report on Form 10-K. Operating results for the period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the period ending December 31, 2006.

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

Offering Costs

From the Company’s initial capitalization on January 20, 2004 through September 30, 2006, the Company incurred costs of approximately $102 million related to its best-efforts offering. These costs are reflected as a reduction to shareholders’ equity. As of September 30, 2006, the Company has closed on a total of 91,125,541 Units, representing proceeds net of offering costs of approximately $898 million.

Earnings per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. There were no potential common shares with a dilutive effect during the three months and nine months ended September 30, 2006 or 2005. Series B convertible preferred shares are not included in earnings per common share calculations until such time the Series B preferred convertible shares are converted to common shares.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 3

Property Acquisitions

The Company purchased five hotels in 2006. The following table summarizes the location, brand, property manager, date acquired, number of rooms and gross purchase price for each hotel acquired in 2006. All dollar amounts are in thousands.

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

No goodwill or intangible assets were recorded in connection with any of the acquisitions.

As of September 30, 2006, investment in real estate consisted of the following (in thousands):

Land	$107,490
Building and Improvements	719,282
Furniture, Fixtures and Equipment	42,602

869,374
Less Accumulated Depreciation	(31,524)

Investment in real estate, net	$837,850

Note 4

Related Parties

The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company has a contract with ASRG, a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of September 30, 2006, payments to ASRG for services under the terms of this contract have totaled $16.6 million since inception, which were capitalized as a part of the purchase price of the hotels.

The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“ASA”), pursuant to which ASA provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. ASA utilizes Apple Hospitality Two, Inc. to provide these services. Expenses related to the ASA agreement, for the nine months ended September 30, 2006 and 2005, totaled approximately $1.7 million and $1.1 million, respectively.

During 2006 the Company assigned its rights under four contracts for the purchase of hotels in Houston, TX, Brownsville, TX, Miami, FL and Stafford, TX to Apple REIT Seven, Inc. The assignments were completed with no cost or profit to the Company and were entered into to prevent the Company from incurring secured debt to complete its planned property acquisitions.

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

Expense related to issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. Based on equity raised through September 30, 2006, if a triggering event had occurred, expense would have ranged from $0 to $63.8 million (assumes $11 per Unit fair market value), which represents approximately 5.8 million shares of common stock.

In July 2005, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually paid for the Unit; or (2) $11.00 per Unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the nine months ended September 30, 2006, the Company redeemed approximately 2.3 million Units in the amount of $25.3 million under the program.

In February 2006, the Company instituted a dividend reinvestment plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. As of September 30, 2006, approximately 1.3 million Units, representing $13.9 million in proceeds to the Company, have been issued under the plan.

Note 6

Other Assets

On January 25, 2006, the Company, through a wholly-owned subsidiary, Apple Six Hospitality Air, LLC, purchased a Lear 40XR jet. The jet will be used mainly for renovation and asset management purposes. The purchase price was approximately $8.3 million. The asset is depreciated on a straight-line basis over a useful life of ten years. As of September 30, 2006, the Company recorded depreciation expense in the amount of approximately $636,000.

Note 7

Subsequent Events

On October 16, 2006, the Company declared and paid approximately $6.6 million, or $.073 per share, in distributions to its common shareholders of record on September 30, 2006, of which $2.7 million or 246,137 Units were reinvested under the Company’s Dividend Reinvestment Plan.

On October 20, 2006, the Company redeemed 0.6 million Units in the amount of $6.6 million under its Unit Redemption Program.

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

Overview

Apple REIT Six, Inc. (together with its wholly owned subsidiaries, the “Company”) was formed and initially capitalized on January 20, 2004, with its first investor closing on April 23, 2004. The Company owns 67 hotels within different markets in the United States. The Company is treated as a Real Estate Investment Trust (“REIT”) for federal income tax purposes. The Company’s first hotel was acquired on May 28, 2004, with 11 total hotels purchased in 2004, 51 hotels purchased in 2005 and 5 hotels purchased in 2006. Accordingly, the results of operations include only the results of the hotels for the period owned. Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels, in general, has met the Company’s expectations for the period owned. In evaluating financial condition and operating performance, the most important matters on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”), and expenses, such as hotel operating expenses, general and administrative and other expenses described below. The following is a summary of the Company’s results. All amounts are in thousands, except for percent of revenue (“POR”) and other percentages and ratios.

	Three months ended September 30,					Nine months ended September 30,
	2006	POR	2005	POR	Percent change	2006	POR	2005	POR	Percent change
Total revenues	$65,658	100%	$32,254	100%	104%	$180,881	100%	$63,752	100%	184%
Hotel direct expenses	35,871	55%	18,635	58%	92%	102,414	57%	36,319	57%	182%
Taxes, insurance and other expense	3,663	6%	1,760	5%	108%	10,244	6%	3,283	5%	212%
General and administrative	939	1%	952	3%	(1)%	3,125	2%	2,308	4%	35%
Depreciation	6,476	10%	3,314	10%	95%	18,913	10%	6,659	10%	184%
ADR	$108		$102		6%	$105		$104		1%
Occupancy	79%		76%		4%	76%		74%		3%
RevPAR	$85		$78		9%	$80		$78		3%

Hotels Owned

As of September 30, 2006, the Company owned 67 hotels, with a total of 7,750 rooms. The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

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

Results of Operations

Due to the fact the Company only owned 48 hotels as of September 30, 2005, versus 67 hotels as of September 30, 2006, a comparison of hotel operations to 2005 would not be meaningful.

In general, performance at the Company’s hotels have met expected financial results. Hotel performance is impacted by many factors including the economic conditions in the United States, as well as each locality. As a result, there can be no assurance that the Company’s operating performance will continue to meet expectations in the future.

Revenues

The Company’s principal source of revenue is hotel room revenue and other related revenue. Hotel operations are for the 67 hotels acquired through September 30, 2006 for their respective periods owned. For the three and nine months ended September 30, 2006, the Company had room revenue and other revenue of $65.7 and $180.9 million. For the three and nine months ended September 30, 2006, the hotels achieved average occupancy of 79% and 76%, average daily rate, or ADR of $108 and $105 and revenue per available room, or RevPAR of $85 and $80. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR. These rates are consistent with industry and brand averages.

Expenses

For the three and nine months ended September 30, 2006, hotel operating expenses totaled $35.9 and $102.4 million or 55% and 57% of total revenue. As the third quarter of 2006 was the first full quarter of operations for all 67 hotels, future operating expenses as a percentage of revenue are expected to remain consistent with third quarter 2006 results.

Taxes, insurance, and other expenses for the three and nine months ended September 30, 2006, were $3.7 and $10.2 million. As many of the properties acquired by the Company in the previous 12 months were newly constructed, the Company expects a slight increase in property taxes in the next year.

General and administrative expense for the three and nine months ended September 30, 2006, was $0.9 and $3.1 million. The principal components of general and administrative expense are advisory fees, accounting fees and reporting expense.

Depreciation expense for the three and nine months ended September 30, 2006, was $6.5 and $18.9 million. Depreciation expense represents expense of the Company’s 67 hotels and related personal property for their respective periods owned.

Interest expense for the three and nine months ended September 30, 2006, was $0.9 and $2.7 million. Interest expense arose from debt assumed with 14 of the properties acquired and short term financing used to bridge the purchase of properties and the raising of capital. Total debt assumed was approximately $54.1 million.

Liquidity and Capital Resources

Operating cash flow from the properties owned and cash on hand ($30.9 million at September 30, 2006) are the Company’s principal source of liquidity. In addition, the Company may borrow funds, subject to limitations set forth in its bylaws. The Company anticipates that cash flow, and cash on hand, will be adequate to cover its operating expenses and to permit the Company to meet its anticipated liquidity requirements, including distributions and capital expenditures.

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

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements, to make available, for the repair, replacement, and refurbishing of furniture, fixtures, and equipment, of its hotels an amount of 1% to 5% of gross revenues. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. As of September 30, 2006, the Company had made approximately $10.1 million of capital expenditures during 2006.

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions during the nine months ended September 30, 2006 totaled $58.3 million and were paid monthly at a rate of $0.073 per common share and included a return of capital. For the same period the Company’s cash generated from operations was $61.5 million. The Company intends to continue paying dividends on a monthly basis at an annual rate of 8%. Since there can be no assurance of the ability of the Company’s properties to provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate.

In conjunction with the acquisition of five hotels in December 2005, the Company utilized short-term unsecured financing from a commercial bank in the amount of $40 million to fund a portion of the aggregate gross purchase price. This financing was evidenced by a promissory note and was governed by a loan agreement. The applicable interest rate was equal to LIBOR (the London Interbank Offered Rate) plus 2.2%. Payments of interest only were due monthly. A principal payment of $12 million was made on December 30, 2005 and the remaining principal payment of $28 million was made on January 24, 2006 and the loan was extinguished.

In February 2006, the Company instituted a dividend reinvestment plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. As of September 30, 2006, approximately 1.3 million Units, representing $13.9 million in proceeds to the Company, have been issued under the plan.

In July 2005, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually paid for the Unit; or (2) $11.00 per Unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the nine months ended September 30, 2006, the Company redeemed approximately 2.3 million Units in the amount of $25.3 million under the program. It is anticipated the funds required for the redemption program will be substantially offset by the funds received from the dividend reinvestment plan.

Related Party Transactions

The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company has a contract with ASRG, a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of September 30, 2006, payments to ASRG for services under the terms of this contract have totaled $16.6 million since inception, which were capitalized as a part of the purchase price of the hotels.

The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“ASA”), pursuant to which ASA provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. ASA utilizes Apple Hospitality Two, Inc. to provide these services. Expenses related to the ASA agreement, for the nine months ended September 30, 2006 and 2005, totaled approximately $1.7 million and $1.1 million, respectively.

During 2006 the Company assigned its rights under four contracts for the purchase of hotels in Houston, TX, Brownsville, TX, Miami, FL and Stafford, TX to Apple REIT Seven, Inc. The assignments were completed with no cost to the Company and were entered into to prevent the Company from incurring secured debt to complete its planned property acquisitions

Mr. Knight is Chairman and Chief Executive Officer of ASRG, ASA, Apple Hospitality Two, Inc. (a hospitality REIT), Apple Hospitality Five, Inc. (a hospitality REIT) and Apple REIT Seven, Inc. (a newly formed company proposed to be a diversified REIT). The Company’s Board of Directors are also on the board of Apple Hospitality Two, Inc. and Apple Hospitality Five, Inc.

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

Subsequent Events

On October 16, 2006, the Company declared and paid approximately $6.6 million, or $.073 per share, in distributions to its common shareholders of record on September 30, 2006, of which $2.7 million or 246,137 Units were reinvested under the Company’s Dividend Reinvestment Plan.

On October 20, 2006, the Company redeemed 0.6 million Units in the amount of $6.6 million under its Unit Redemption Program.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of September 30, 2006, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to changes in short term money market rates as it invests cash on hand. Based on the Company’s cash invested at September 30, 2006, of $30.9 million, every 100 basis points change in interest rates will impact the Company’s net income by $309,000, all other factors remaining the same.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Reinvestment Plan

During the first quarter of 2006, the Company instituted a dividend reinvestment plan. The purpose of the plan is to provide the Company’s shareholders with a convenient and inexpensive way to increase their investment in the Company by reinvesting their dividends to purchase additional Units. As of September 30, 2006, approximately 1.3 million Units, representing $13.9 million in proceeds to the Company, have been issued under the plan.

Unit Redemption Program

In July 2005, the Company instituted a Unit Redemption Program to provide its shareholders who have held their Units for at least one year with the benefit of limited interim liquidity, by presenting for redemption all or any portion of their Units at any time and in accordance with certain procedures. Once this time limitation has been met, the Company may, subject to certain conditions and limitations, redeem the Units presented for redemption for cash, to the extent that the Company has sufficient funds available to fund the redemption. If Units are held for the required one-year period, the Units may be redeemed for a purchase price equal to the lesser of: (1) $11.00 per Unit; or (2) the purchase price per Unit that was actually paid for the Units. The board of directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period, reject any request for redemption, change the purchase price for redemptions or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. The following is a summary of redemptions during the third quarter of 2006:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
July 2006	1,226,629	$10.93	2,752,734	(1)

(1)	The maximum number of Units that may be redeemed in any 12 month period is limited to five percent (5.0%) of the weighted average number of Units outstanding from the beginning of the 12 month period.

Item 6. Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-11 (SEC File No. 333-112169) effective April 23, 2004)

3.2	Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Post-Effective Amendment No. 4 to Form S-11 (SEC File No. 333-112169) effective June 14, 2005).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act, as amended (FILED HEREWITH).

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act, as amended (FILED HEREWITH).

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE REIT SIX, INC.

By:	/s/ GLADE M. KNIGHT	Date: November 2, 2006
Glade M. Knight, Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: November 2, 2006
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)