Form 10-K
period 2006-12-31
APPLE REIT SIX INC
filed 2007-03-09
CIK 1277151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

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

Securities registered pursuant to Section 12(b) of the act: None

Securities registered pursuant to Section 12(g) of the Act:

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

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is currently no established public market in which the Company’s common shares are traded. Based upon the price of Apple REIT Six, Inc.’s common equity, which was $11 on June 30, 2006, the aggregate market value of the voting common equity held by non-affiliates of the registrant on such date was $991,615,000. The Company does not have any non-voting common equity.

Number of registrant’s common shares outstanding as of February 28, 2007: 89,219,938

Documents Incorporated by Reference.

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement for the annual meeting of shareholders to be held on May 7, 2007.

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

PART I

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Apple REIT Six, Inc. (“the Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles and competition within the hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission and Item 1A.

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

Website Access

The address of the Company’s Internet website is www.applereitsix.com. The Company makes available free of charge through its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.

Business Objectives

The Company’s primary objective is to enhance shareholder value by increasing funds from operations and cash available for distributions through internal growth and selective hotel renovation. This strategy includes utilizing the Company’s asset management expertise to improve the quality of the Company’s hotels by aggressively managing room rates, partnering with industry leaders in hotel management and franchising the hotels with leading brands, thereby improving hotel revenue and operating performance. When cost effective, the Company renovates its properties to increase its ability to compete in particular markets. The Company believes its planned renovations and strong asset management will continue to improve financial results.

The Company currently owns 67 hotels and, through its wholly-owned subsidiaries, has entered into contracts for the purchase of two additional hotels for a total purchase price of approximately $26.2 million. Both of these hotels are under construction, with completion of one expected in mid-2007 and the other in early 2008. The contracts are subject to normal due diligence and no assurances can be given that all of the conditions to closing will be satisfied. It is anticipated substantially all of the purchase price will be paid from cash on hand.

Financing

The Company purchased 5 hotels in 2006. The total gross purchase price for these properties was approximately $54.9 million. The Company used the proceeds from its best-efforts offering and assumed secured debt of $6.7 million to fund the purchase price.

Although there can be no assurance that additional debt will not be utilized, it is anticipated that cash on hand and cash from operations will satisfy the Company’s cash requirements. The Company’s bylaws require board approval and review of any debt financing obtained by the Company.

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

Hotel Operating Performance

The Company owns thirteen Hilton Garden Inn hotels, ten Residence Inn hotels, ten Courtyard hotels, eight SpringHill Suites hotels, six Homewood Suites hotels, six TownePlace Suites hotels, five Fairfield Inn hotels, four Hampton Inn hotels, three Hampton Inn & Suites hotels and two full service Marriott hotels. They are located in various states and, in aggregate, consist of 7,750 rooms.

Room revenue for these hotels totaled $217.6 million for the period owned in 2006, and the hotels achieved average occupancy of 74%, ADR of $105 and RevPAR of $78, compared with $91.6 million of room revenue, average occupancy of 71%, ADR of $101 and RevPAR of $72 for the period owned in 2005. The Company began 2005 with 11 hotels, acquired 51 additional hotels throughout 2005 and acquired 5 hotels during the first half of 2006. In general, performance at the Company’s hotels have met expectations for the period held. Hotel performance is impacted by many factors including the economic conditions in the United States, as well as each locality. As a result, there can be no assurance that the Company’s operating performance will continue to meet expectations in the future.

Management and Franchise Agreements

Each of the Company’s 67 hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies: Marriott, Stonebridge, Hilton, Western, LBA, WLS, or Inn Ventures.

The agreements provide for initial terms ranging from 2 to 30 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. During the year ended December 31, 2006, the Company incurred approximately $8.7 million in management fees.

Stonebridge, Western, LBA, WLS, and Inn Ventures are not affiliated with either Marriott or Hilton, and as a result, the hotels managed by these companies were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for a term of 13 to 20 years. Fees associated with the Hilton agreements generally include the payment of royalty fees and program fees based on room revenues. The Marriott franchise agreements provide for an initial term of 15 to 20 years. Fees associated with the Marriott agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. During the year ended December 31, 2006, the Company incurred approximately $9.0 million in franchise fees.

Maintenance

The hotels have an ongoing need for renovation and refurbishment. Under various hotel management agreements, the Company has agreed to fund expenditures for periodic repairs, replacement or refurbishment of furniture, fixtures and equipment for the hotels in an amount equal to a certain percentage of gross revenues. In addition, other capital improvement projects are directly funded by the Company. During 2006 the Company spent approximately $15.7 million on capital expenditures.

Employees

During 2006, all employees involved in the day-to-day operation of the Company’s hotels were employed by third party management companies engaged pursuant to the hotel management agreements. The Company utilizes, through an advisory agreement for corporate and strategic support, personnel from Apple Six Advisors, Inc. (“ASA”) who in turn utilizes employees from Apple Hospitality Two, Inc.

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

Property Acquisitions

The Company began 2006 with 62 hotels and acquired 5 additional hotels throughout the year. The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel acquired in 2006. All dollar amounts are in thousands.

Location	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
San Francisco, CA	Hilton Garden Inn	Inn Ventures	1/30/06	169	$12,266
Clearwater, FL	SpringHill Suites	LBA	2/17/06	79	6,923
Hillsboro, OR	Residence Inn	Inn Ventures	3/9/06	122	15,500
Hillsboro, OR	Courtyard	Inn Ventures	3/9/06	155	11,000
Panama City, FL	Courtyard	LBA	4/26/06	84	9,245

			Total	609	$54,934

The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries (collectively, the “lessee”) under master hotel lease agreements. The Company also used the proceeds of its offering to pay 2% of the gross purchase price for these hotels, which equals approximately $1.1 million, as a commission to Apple Six Realty Group, Inc. (“ASRG”). ASRG is owned by the Company’s Chairman, Chief Executive Officer and President, Glade M. Knight.

In 2006, the Company assumed approximately $6.7 million of secured debt associated with the purchase of the Courtyard hotel in Hillsboro, Oregon. The note bears interest at a rate of 6.4% per annum and matures on December 11, 2014.

No goodwill or intangible assets were recorded in connection with any of the acquisitions.

In addition, the Company has entered into contracts for the purchase of two additional hotels. Both of these hotels are under construction, with completion of one expected in mid-2007 and the other in early 2008. Although the Company believes there is a reasonable probability that it will acquire these hotels, there can be no assurance that all of the conditions to closing will be satisfied. The following table summarizes the location, brand, number of rooms and gross purchase price for each hotel (dollar amounts in thousands):

Location	Brand	Rooms	Gross Purchase Price	Purchase Price Deposits at December 31, 2006
Corpus Christi, TX	Courtyard	105	$11,025	$551
Roanoke Rapids, NC	Hilton Garden Inn	147	15,217	—

	Total	252	$26,242	$551

Related Parties

The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

Including ASRG and ASA discussed above, Mr. Knight is also Chairman and CEO of Apple Hospitality Two, Inc. (a hospitality REIT), Apple Hospitality Five, Inc. (a hospitality REIT) and Apple REIT Seven, Inc. (a diversified REIT). The Company’s Board of Directors are also on the board of Apple Hospitality Two, Inc. and Apple Hospitality Five, Inc.

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

Hotel Operations

The Company’s hotels are subject to all of the risks common to the hotel industry. These risks could adversely affect hotel occupancy and the rates that can be charged for hotel rooms as well as hotel operating expenses, and generally include:

•	increases in supply of hotel rooms that exceed increases in demand;

•	increases in energy costs and other travel expenses that reduce business and leisure travel;

•	reduced business and leisure travel due to continued geo-political uncertainty, including terrorism;

•	adverse effects of declines in general and local economic activity; and

•	adverse effects of a downturn in the hotel industry.

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

The hospitality industry could also experience a significant decline in occupancy and average daily rates due to a reduction in both business and leisure travel. General economic conditions, increased fuel costs, natural disasters and terrorist attacks are a few factors that could affect an individual’s willingness to travel. The Company’s property insurance will typically cover losses for property damage due to terrorist attacks or natural disasters. However, the Company is not insured against the potential negative effect a terrorist attack or natural disaster would have on the hospitality industry as a whole.

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

Franchise Agreements

The Company’s wholly-owned taxable REIT subsidiaries operate all of the properties pursuant to franchise or license agreements with nationally recognized hotel brands. These agreements contain specific standards for, and restrictions and limitations on, the operation and maintenance of the Company’s properties in order to maintain uniformity within the franchisor system. These standards could potentially conflict with the Company’s ability to create specific business plans tailored to each property and to each market.

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

Qualification as a REIT

The rules governing a REIT are highly technical and complex. They require ongoing compliance with a variety of tests that depend on, among other things, future operations. While the Company expects to satisfy these tests, it cannot ensure it will qualify as a REIT for any particular year. There is also the risk that the applicable laws governing a REIT could be changed, which could adversely affect the Company and its shareholders.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2006, the Company owned 67 hotels consisting of the following:

Brand	Total by Brand	Number of Rooms
Hilton Garden Inn	13	1,646
Residence Inn	10	1,247
Courtyard	10	993
SpringHill Suites	8	858
Homewood Suites	6	713
TownePlace Suites	6	766
Fairfield Inn	5	351
Hampton Inn	4	454
Hampton Inn & Suites	3	303
Marriott	2	419

Total	67	7,750

The following table includes the location of each hotel, the date of construction, the date acquired, encumbrances, initial acquisition cost, gross carrying value and the number of rooms of each hotel.

Real Estate and Accumulated Depreciation

As of December 31, 2006

(dollars in thousands)

City	State	Brand	Encumbrances	Initial Cost		Subsequently Capitalized	Total Gross Cost	Acc. Deprec.	Date of Construction	Date Acquired	Depreciable Life	# of Rooms
						Bldg. Imp. & FF&E
				Land	Bldg./FF&E
Birmingham	Alabama	Fairfield Inn	$2,012	$354	$2,057	$55	$2,466	$(91)	1995	Aug-05	3 - 39 yrs.	63
Dothan	Alabama	Courtyard	3,128	1,270	7,142	70	8,482	(329)	1996	Aug-05	3 - 39 yrs.	78
Dothan	Alabama	Hampton Inn & Suites	—	842	8,129	11	8,982	(434)	2004	Jun-05	3 - 39 yrs.	85
Huntsville	Alabama	Fairfield Inn	2,957	506	4,813	26	5,345	(178)	1999	Sep-05	3 - 39 yrs.	79
Huntsville	Alabama	Residence Inn	—	947	7,632	41	8,620	(366)	2002	Jun-05	3 - 39 yrs.	78
Montgomery	Alabama	SpringHill Suites	3,696	963	6,327	25	7,315	(235)	1998	Sep-05	3 - 39 yrs.	79
Tuscaloosa	Alabama	Courtyard	3,268	—	7,953	112	8,065	(326)	1996	Aug-05	3 - 39 yrs.	78
Tuscaloosa	Alabama	Fairfield Inn	1,630	—	4,240	62	4,302	(173)	1996	Aug-05	3 - 39 yrs.	63
Anchorage	Alaska	Hampton Inn	5,148	1,224	10,529	1,821	13,574	(744)	1997	Mar-05	3 - 39 yrs.	101
Anchorage	Alaska	Hilton Garden Inn	—	4,230	14,788	174	19,192	(999)	2002	Oct-04	3 - 39 yrs.	125
Anchorage	Alaska	Homewood Suites	—	1,833	11,211	46	13,090	(877)	2004	Oct-04	3 - 39 yrs.	122
Phoenix	Arizona	Hampton Inn	—	1,425	5,205	754	7,384	(462)	1998	Oct-04	3 - 39 yrs.	99
Tempe	Arizona	SpringHill Suites	—	1,170	7,159	26	8,355	(387)	1998	Jun-05	3 - 39 yrs.	121
Tempe	Arizona	TownePlace Suites	—	1,226	7,169	37	8,432	(383)	1998	Jun-05	3 - 39 yrs.	119
Arcadia	California	Hilton Garden Inn	—	1,724	10,231	637	12,592	(807)	1999	Oct-04	3 - 39 yrs.	124
Arcadia	California	SpringHill Suites	—	1,633	6,459	752	8,844	(540)	1999	Oct-04	3 - 39 yrs.	86
Bakersfield	California	Hilton Garden Inn	—	1,166	10,565	53	11,784	(681)	2004	Mar-05	3 - 39 yrs.	120
Folsom	California	Hilton Garden Inn	—	1,521	16,989	836	19,346	(592)	1999	Nov-05	3 - 39 yrs.	100
Foothill Ranch	California	Hampton Inn	4,374	1,078	6,632	729	8,439	(428)	1998	Apr-05	3 - 39 yrs.	84
Lake Forest	California	Hilton Garden Inn	—	1,570	9,595	49	11,214	(751)	2004	Oct-04	3 - 39 yrs.	103
Milpitas	California	Hilton Garden Inn	—	2,565	16,534	1,069	20,168	(621)	1999	Nov-05	3 - 39 yrs.	161
Roseville	California	Hilton Garden Inn	—	2,362	18,937	1,125	22,424	(678)	1999	Nov-05	3 - 39 yrs.	131
San Francisco	California	Hilton Garden Inn	—	2,007	9,545	1,141	12,693	(367)	1999	Jan-06	3 - 39 yrs.	169
Boulder	Colorado	Marriott	—	3,066	27,825	1,374	32,265	(1,459)	1997	May-05	3 - 39 yrs.	157
Glendale	Colorado	Hampton Inn & Suites	6,181	3,641	11,221	1,152	16,014	(882)	1999	Oct-04	3 - 39 yrs.	133
Lakewood	Colorado	Hampton Inn	—	2,508	8,090	352	10,950	(662)	2003	Oct-04	3 - 39 yrs.	170
Farmington	Connecticut	Courtyard	—	1,794	15,434	1	17,229	(597)	2005	Oct-05	3 - 39 yrs.	119
Rocky Hill	Connecticut	Residence Inn	—	1,472	11,284	3	12,759	(505)	2005	Aug-05	3 - 39 yrs.	96
Wallingford	Connecticut	Homewood Suites	—	1,419	12,072	9	13,500	(574)	2005	Jul-05	3 - 39 yrs.	104
Clearwater	Florida	SpringHill Suites	—	—	7,214	—	7,214	(224)	2006	Feb-06	3 - 39 yrs.	79
Lake Mary	Florida	Courtyard	—	690	5,568	415	6,673	(347)	1995	Mar-05	3 - 39 yrs.	86
Lakeland	Florida	Residence Inn	—	1,520	8,699	71	10,290	(409)	2001	Jun-05	3 - 39 yrs.	78
Orange Park	Florida	Fairfield Inn	3,132	855	6,979	43	7,877	(225)	1998	Nov-05	3 - 39 yrs.	83
Panama City	Florida	Courtyard	—	1,407	8,217	—	9,624	(214)	2006	Mar-06	3 - 39 yrs.	84
Pensacola	Florida	Courtyard	4,396	1,186	10,728	112	12,026	(433)	1997	Aug-05	3 - 39 yrs.	90

Real Estate and Accumulated Depreciation

As of December 31, 2006

(dollars in thousands)

City	State	Brand	Encumbrances	Initial Cost		Subsequently Capitalized	Total Gross Cost	Acc. Deprec.	Date of Construction	Date Acquired	Depreciable Life	# of Rooms
						Bldg. Imp. & FF&E
				Land	Bldg./FF&E
Pensacola	Florida	Fairfield Inn	$2,638	$470	$4,703	$42	$5,215	$(186)	1995	Aug-05	3 - 39 yrs.	63
Pensacola	Florida	Hampton Inn & Suites	—	1,248	8,354	6	9,608	(435)	2005	Jul-05	3 - 39 yrs.	85
Tallahassee	Florida	Hilton Garden Inn	—	1,103	10,130	362	11,595	(582)	1997	Mar-05	3 - 39 yrs.	99
Albany	Georgia	Courtyard	—	1,253	7,658	19	8,930	(409)	2004	Jun-05	3 - 39 yrs.	84
Columbus	Georgia	Residence Inn	—	—	8,184	67	8,251	(409)	2003	Jun-05	3 - 39 yrs.	78
Savannah	Georgia	SpringHill Suites	2,994	693	5,099	10	5,802	(190)	1999	Sep-05	3 - 39 yrs.	79
Valdosta	Georgia	Courtyard	—	1,036	7,529	66	8,631	(300)	2002	Oct-05	3 - 39 yrs.	84
Mt. Olive	New Jersey	Residence Inn	—	1,410	11,331	3	12,744	(502)	2005	Sep-05	3 - 39 yrs.	123
Somerset	New Jersey	Homewood Suites	—	1,813	16,801	33	18,647	(735)	2005	Aug-05	3 - 39 yrs.	123
Saratoga Springs	New York	Hilton Garden Inn	—	2,399	15,885	186	18,470	(583)	1999	Sep-05	3 - 39 yrs.	112
Hillsboro	Oregon	Courtyard	6,577	1,879	9,484	33	11,396	(243)	1996	Mar-06	3 - 39 yrs.	155
Hillsboro	Oregon	Residence Inn	—	2,665	13,295	35	15,995	(368)	1994	Mar-06	3 - 39 yrs.	122
Hillsboro	Oregon	TownePlace Suites	—	2,150	9,715	25	11,890	(344)	1999	Dec-05	3 - 39 yrs.	136
Portland	Oregon	Residence Inn	—	4,400	38,687	212	43,299	(1,221)	2001	Dec-05	3 - 39 yrs.	258
Pittsburgh	Pennsylvania	Residence Inn	—	1,161	10,267	1,243	12,671	(435)	1998	Sep-05	3 - 39 yrs.	156
Myrtle Beach	South Carolina	Courtyard	—	1,857	7,631	850	10,338	(737)	1999	Jun-04	3 - 39 yrs.	135
Nashville	Tennessee	Homewood Suites	—	1,170	7,177	239	8,586	(437)	1999	May-05	3 - 39 yrs.	121
Arlington	Texas	SpringHill Suites	—	1,122	6,649	13	7,784	(363)	1998	Jun-05	3 - 39 yrs.	122
Arlington	Texas	TownePlace Suites	—	1,033	6,373	42	7,448	(337)	1999	Jun-05	3 - 39 yrs.	95
Dallas	Texas	SpringHill Suites	—	1,372	18,737	34	20,143	(665)	1997	Dec-05	3 - 39 yrs.	147
Fort Worth	Texas	Homewood Suites	—	1,152	8,210	408	9,770	(513)	1999	May-05	3 - 39 yrs.	137
Fort Worth	Texas	Residence Inn	—	1,873	15,586	13	17,472	(842)	2005	May-05	3 - 39 yrs.	149
Ft. Worth	Texas	SpringHill Suites	—	2,125	11,619	—	13,744	(986)	2004	May-04	3 - 39 yrs.	145
Laredo	Texas	Homewood Suites	—	1,118	9,781	4	10,903	(391)	2005	Nov-05	3 - 39 yrs.	106
Laredo	Texas	Residence Inn	—	902	10,969	4	11,875	(491)	2005	Sep-05	3 - 39 yrs.	109
Las Colinas	Texas	TownePlace Suites	—	1,205	6,256	7	7,468	(363)	1998	Jun-05	3 - 39 yrs.	136
McAllen	Texas	Hilton Garden Inn	—	1,178	8,143	366	9,687	(398)	2000	Jul-05	3 - 39 yrs.	104
Fredericksburg	Virginia	Hilton Garden Inn	—	1,822	15,362	53	17,237	(560)	2005	Dec-05	3 - 39 yrs.	148
Richmond	Virginia	Corporate Office	—	381	1,038	1,076	2,495	(268)	1893	Jun-04	3 - 39 yrs.	N/A
Kent	Washington	TownePlace Suites	—	1,841	10,721	16	12,578	(381)	1999	Dec-05	3 - 39 yrs.	152
Mukilteo	Washington	TownePlace Suites	—	1,505	11,055	24	12,584	(378)	1999	Dec-05	3 - 39 yrs.	128
Redmond	Washington	Marriott	—	9,504	56,168	231	65,903	(4,331)	2004	Jul-04	3 - 39 yrs.	262
Renton	Washington	Hilton Garden Inn	—	1,277	14,674	1,235	17,186	(565)	1998	Nov-05	3 - 39 yrs.	150
Deposits on Construction in Progress						960	960	—

			$52,131	$107,291	$746,443	$21,100	$874,834	$(37,928)				7,750

Investment in hotels at December 31, 2006, consisted of the following (in thousands):

Land	$107,288
Building and Improvements	723,378
Furniture, Fixtures and Equipment	44,168

874,834
Less Accumulated Depreciation	(37,928)

Investments in Hotels, net	$836,906

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

Common Shares

There is currently no established public market in which the Company’s common shares are traded. As of December 31, 2006, there were 89,773,345 Units outstanding. The per-share estimated market value is deemed to be the offering price of the shares, which is currently $11.00 per share. This is supported by the fact that the Company is currently selling shares to the public at a price of $11.00 per share through its Dividend Reinvestment Plan and the Company is repurchasing shares at $11.00 from shareholders. The Units are held by approximately 22,000 beneficial shareholders.

Dividend Reinvestment Plan

In February 2006, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. As of December 31, 2006, approximately 2.0 million Units, representing $22.0 million in proceeds to the Company, have been issued under the plan.

Unit Redemption Program

In July 2005, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually paid for the Unit; or (2) $11.00 per Unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As of December 31, 2006, the Company has redeemed 3.4 million Units in the amount of $36.7 million under the program. The following is a summary of redemptions during the fourth quarter of 2006:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
October 2006	600,588	$10.97	3,353,323		(1)

(1)	The maximum number of Units that may be redeemed in any 12 month period is limited to five percent (5.0%) of the weighted average number of Units outstanding from the beginning of the 12 month period.

Series A Preferred Shares

The Series A preferred shares have no voting rights and no conversion rights. In addition, the Series A preferred shares are not separately tradable from the common shares to which they relate. The Series A preferred shares do not have any distribution rights except a priority distribution upon the sale of the Company’s assets. The priority distribution (“Priority Distribution”) will be equal to $11.00 per Series A preferred share, and will be paid before any distribution will be made to the holders of any other shares. Upon the Priority Distribution, the Series A preferred shares will have no other distribution rights.

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

Distribution Policy

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions in 2006 totaled $78.0 million and were paid monthly at a rate of $0.073 per common share. Distributions in 2005 totaled $48.9 million and were paid monthly at a rate of $0.073 per common share. The timing and amounts of distributions to shareholders are within the discretion of the Company’s Board of Directors. The amount and frequency of future distributions will depend on the Company’s results of operations, cash flow from operations, economic conditions, working capital requirements, cash requirements to fund investing and financing activities, capital expenditure requirements, including improvements to and expansions of properties and the acquisition of additional properties, as well as the distribution requirements under federal income tax provisions for qualification as a REIT.

Non-Employee Directors Stock Option Plan and Incentive Plan

The Company’s board of directors has adopted and the Company’s shareholders have approved a Non-Employee Directors Stock Option Plan and an Incentive Plan. The options issued under each plan convert to Units. Each Unit is equal to one common share and one Series A preferred share of the Company. As of December 31, 2006, options to purchase 144,172 Units were outstanding with a weighted average exercise price of $11 per Unit. The following is a summary of securities issued under the plans as of December 31, 2006:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation plans approved by security holders
Non-Employee Directors Stock Option Plan	144,172	$11.00	1,455,373
Employee Incentive Plan	—	$—	4,029,318

Item 6.	Selected Financial Data

The following table sets forth selected financial data for the years ended December 31, 2006 and 2005, and the period from January 20, 2004 (initial capitalization) through December 31, 2004. Certain information in the table has been derived from the Company’s audited financial statements and notes thereto. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, and Item 15(1), the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

(in thousands except per share and statistical data)	For the year ended December 31, 2006	For the year ended December 31, 2005	For the period January 20, 2004 (initial capitalization) through December 31, 2004
Revenues:
Room revenue	$217,629	$91,610	$12,092
Other revenue	18,246	10,180	2,343

Total revenue	235,875	101,790	14,435

Expenses:
Hotel operating expenses	135,578	59,867	9,750
Taxes, insurance and other	13,491	5,340	663
General and administrative	5,355	3,526	1,210
Depreciation	25,529	11,366	1,881
Interest and other expenses, net	1,809	(2,126)	(328)

Total expenses	181,762	77,973	13,176

Net income	$54,113	$23,817	$1,259

Per Share
Earnings per common share	$0.61	$0.42	$0.10
Distributions paid to common shareholders	$0.88	$0.88	$0.55
Weighted-average common shares outstanding—basic and diluted	88,869	56,451	12,300

Balance Sheet Data (at end of period)
Cash and cash equivalents	$26,160	$35,948	$142,790
Investment in hotels, net	$836,906	$790,170	$184,084
Total assets	$886,839	$854,316	$332,259
Notes payable-secured	$53,660	$76,855	$6,557
Shareholders’ equity	$826,046	$771,835	$325,099
Net book value per share	$9.20	$9.44	$9.56

Other Data
Cash flow from:
Operating activities	$81,363	$28,907	$2,904
Investing activities	$(61,766)	$(585,507)	$(183,840)
Financing activities	$(29,385)	$449,758	$323,702
Number of hotels owned at end of period	67	62	11
Average Daily Rate (ADR) (b)	$105	$101	$105
Occupancy	74.5%	71.1%	59.8%
Revenue Per Available Room (RevPAR) (c)	$78	$72	$63

Funds From Operations Calculation
Net income	$54,113	$23,817	$1,259
Depreciation of real estate owned	24,681	11,366	1,881

Funds from operations (a)	$78,794	$35,183	$3,140

(a)	Funds from operations (FFO) is defined as net income (computed in accordance with generally accepted accounting principles—GAAP) excluding gains and losses from sales of depreciable property, plus depreciation and amortization. The Company considers FFO in evaluating property acquisitions and its operating performance and believes that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company’s activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs.
(b)	Total room revenue divided by number of rooms sold.
(c)	ADR multiplied by occupancy percentage.

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

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

General

The Company was formed and initially capitalized on January 20, 2004, with its first investor closing on April 23, 2004. The Company owns 67 hotels within different markets in the United States. The Company is treated as a Real Estate Investment Trust (“REIT”) for federal income tax purposes. The Company’s first hotel was acquired on May 28, 2004, with 11 total hotels purchased in 2004, an additional 51 hotels purchased throughout 2005, and an additional 5 hotels purchased throughout 2006. Accordingly, the results of operations include only the results of operations of the hotels for the period owned. Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels, in general, has met the Company’s expectations for the period owned. In evaluating financial condition and operating performance, the most important matters on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”), and expenses, such as hotel operating expenses, general and administrative and other expenses described below. The following is a summary of results.

(in thousands except statistical data)	Year ended December 31, 2006	Percent of Revenue	Year ended December 31, 2005	Percent of Revenue	Percent Change
Total revenues	$235,875	100%	$101,790	100%	132%
Hotel operating expenses	135,578	57%	59,867	59%	126%
Taxes, insurance and other expense	13,491	6%	5,340	5%	153%
General and administrative expense	5,355	2%	3,526	3%	52%

Depreciation	25,529		11,366		125%
Interest income	1,220		3,909		-69%
Interest expense	3,029		1,783		70%

Number of Hotels	67		62		8%
ADR	$105		$101		4%
Occupancy	74.5%		71.1%		5%
RevPAR	$78		$72		8%

Hotels Owned

As of December 31, 2006, the Company owned 67 hotels, with a total of 7,750 rooms. The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Birmingham	Alabama	Fairfield Inn	LBA	8/25/05	63	$2,176
Dothan	Alabama	Courtyard	LBA	8/11/05	78	8,016
Dothan	Alabama	Hampton Inn & Suites	LBA	6/24/05	85	8,673
Huntsville	Alabama	Fairfield Inn	LBA	9/30/05	79	4,954
Huntsville	Alabama	Residence Inn	LBA	6/24/05	78	8,288
Montgomery	Alabama	SpringHill Suites	LBA	9/30/05	79	6,835
Tuscaloosa	Alabama	Courtyard	LBA	8/25/05	78	7,551
Tuscaloosa	Alabama	Fairfield Inn	LBA	8/25/05	63	3,982
Anchorage	Alaska	Hampton Inn	Stonebridge	3/14/05	101	11,500
Anchorage	Alaska	Hilton Garden Inn	Stonebridge	10/12/04	125	18,900
Anchorage	Alaska	Homewood Suites	Stonebridge	10/12/04	122	13,200
Phoenix	Arizona	Hampton Inn	Stonebridge	10/12/04	99	6,700
Tempe	Arizona	SpringHill Suites	Western	6/30/05	121	8,060
Tempe	Arizona	TownePlace Suites	Western	6/30/05	119	8,128
Arcadia	California	Hilton Garden Inn	Stonebridge	10/12/04	124	12,000
Arcadia	California	SpringHill Suites	Stonebridge	10/12/04	86	8,100
Bakersfield	California	Hilton Garden Inn	Hilton	3/18/05	120	11,500
Folsom	California	Hilton Garden Inn	Inn Ventures	11/30/05	100	18,028
Foothill Ranch	California	Hampton Inn	Stonebridge	4/21/05	84	7,400
Lake Forest	California	Hilton Garden Inn	Stonebridge	10/12/04	103	11,400
Milpitas	California	Hilton Garden Inn	Inn Ventures	11/30/05	161	18,600
Roseville	California	Hilton Garden Inn	Inn Ventures	11/30/05	131	20,759
San Francisco	California	Hilton Garden Inn	Inn Ventures	1/30/06	169	12,266
Boulder	Colorado	Marriott	WLS	5/9/05	157	30,000
Glendale	Colorado	Hampton Inn & Suites	Stonebridge	10/12/04	133	14,700
Lakewood	Colorado	Hampton Inn	Stonebridge	10/12/04	170	10,600
Farmington	Connecticut	Courtyard	WLS	10/20/05	119	16,330
Rocky Hill	Connecticut	Residence Inn	WLS	8/1/05	96	12,070
Wallingford	Connecticut	Homewood Suites	WLS	7/8/05	104	12,780
Clearwater	Florida	SpringHill Suites	LBA	2/17/06	79	6,923
Lake Mary	Florida	Courtyard	Stonebridge	3/18/05	86	6,000
Lakeland	Florida	Residence Inn	LBA	6/24/05	78	9,886
Orange Park	Florida	Fairfield Inn	LBA	11/8/05	83	7,221
Panama City	Florida	Courtyard	LBA	4/26/06	84	9,245
Pensacola	Florida	Courtyard	LBA	8/25/05	90	11,369
Pensacola	Florida	Fairfield Inn	LBA	8/25/05	63	4,858
Pensacola	Florida	Hampton Inn & Suites	LBA	7/21/05	85	9,279
Tallahassee	Florida	Hilton Garden Inn	Hilton	3/18/05	99	10,850
Albany	Georgia	Courtyard	LBA	6/24/05	84	8,597
Columbus	Georgia	Residence Inn	LBA	6/24/05	78	7,888
Savannah	Georgia	SpringHill Suites	LBA	9/30/05	79	5,407
Valdosta	Georgia	Courtyard	LBA	10/3/05	84	8,284
Mt. Olive	New Jersey	Residence Inn	WLS	9/15/05	123	12,070
Somerset	New Jersey	Homewood Suites	WLS	8/17/05	123	17,750
Saratoga Springs	New York	Hilton Garden Inn	WLS	9/29/05	112	17,750
Hillsboro	Oregon	Courtyard	Inn Ventures	3/9/06	155	11,000
Hillsboro	Oregon	Residence Inn	Inn Ventures	3/9/06	122	15,500
Hillsboro	Oregon	TownePlace Suites	Inn Ventures	12/19/05	136	11,500
Portland	Oregon	Residence Inn	Inn Ventures	12/19/05	258	42,000
Pittsburgh	Pennsylvania	Residence Inn	WLS	9/2/05	156	11,000
Myrtle Beach	South Carolina	Courtyard	Marriott	6/8/04	135	9,200
Nashville	Tennessee	Homewood Suites	Hilton	5/24/05	121	8,103
Arlington	Texas	SpringHill Suites	Western	6/30/05	122	7,486
Arlington	Texas	TownePlace Suites	Western	6/30/05	95	7,148
Dallas	Texas	SpringHill Suites	Western	12/9/05	147	19,500
Ft. Worth	Texas	Homewood Suites	Hilton	5/24/05	137	9,097
Ft. Worth	Texas	Residence Inn	Western	5/6/05	149	17,000
Ft. Worth	Texas	SpringHill Suites	Marriott	5/28/04	145	13,340
Laredo	Texas	Homewood Suites	Western	11/30/05	106	10,500
Laredo	Texas	Residence Inn	Western	9/12/05	109	11,445
Las Colinas	Texas	TownePlace Suites	Western	6/30/05	136	7,178
McAllen	Texas	Hilton Garden Inn	Western	7/19/05	104	9,000
Fredericksburg	Virginia	Hilton Garden Inn	Hilton	12/20/05	148	16,600
Kent	Washington	TownePlace Suites	Inn Ventures	12/19/05	152	12,000
Mukilteo	Washington	TownePlace Suites	Inn Ventures	12/19/05	128	12,000
Redmond	Washington	Marriott	Marriott	7/7/04	262	64,000
Renton	Washington	Hilton Garden Inn	Inn Ventures	11/30/05	150	16,096

				Total	7,750	$827,566

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

The Company assumed approximately $54.1 million of debt secured by 14 of the properties. The following table summarizes the hotel, interest rate, maturity date and the principal amount assumed associated with each mortgage. All dollar amounts are in thousands.

Location	Brand	Rate	Maturity Date	Principal Assumed
Glendale, CO	Hampton Inn & Suites	6.93%	1/01/13	$6,603
Anchorage, AK	Hampton Inn	7.75%	4/01/09	5,531
Foothill Ranch, CA	Hampton Inn	8.06%	8/01/11	4,502
Dothan, AL	Courtyard	7.35%	4/01/08	3,244
Birmingham, AL	Fairfield Inn	7.35%	5/01/08	2,086
Tuscaloosa, AL	Courtyard	7.30%	5/01/08	3,388
Tuscaloosa, AL	Fairfield Inn	7.30%	5/01/08	1,690
Pensacola, FL	Courtyard	7.35%	5/01/08	4,557
Pensacola, FL	Fairfield Inn	7.35%	5/01/08	2,734
Huntsville, AL	Fairfield Inn	6.80%	1/11/13	3,028
Savannah, GA	SpringHill Suites	6.80%	1/11/13	3,066
Montgomery, AL	SpringHill Suites	6.80%	1/11/13	3,785
Orange Park, FL	Fairfield Inn	8.52%	2/11/11	3,193
Hillsboro, OR	Courtyard	6.40%	12/11/14	6,663

			Total	$54,070

No goodwill or intangible assets were recorded in connection with any of the acquisitions.

Management and Franchise Agreements

Each of the Company’s 67 hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies: Marriott, Stonebridge, Hilton, Western, LBA, WLS, or Inn Ventures. The agreements provide for initial terms ranging from 2 to 30 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. During the years ended December 31, 2006 and 2005 the Company incurred approximately $8.7 and $3.2 million in management fees.

Stonebridge, Western, LBA, WLS, and Inn Ventures are not affiliated with either Marriott or Hilton, and as a result, these hotels were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for a term of 13 to 20 years. Fees associated with the Hilton agreements generally include the payment of royalty fees and program fees based on room revenues. The Marriott franchise agreements provide for an initial term of 15 to 20 years. Fees associated with the Marriott agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. During the years ended December 31, 2006 and 2005 the Company incurred approximately $9.0 and $4.0 million in franchise fees.

Results of Operations

During the period from January 20, 2004 to May 27, 2004, the Company owned no properties, had no revenue and was engaged in initial capital-raising activities. During this period, the Company incurred miscellaneous start-up costs and interest expense related to an unsecured line of credit. Operations did not commence until May 28, 2004, when the Company purchased its first hotel in Ft. Worth, Texas and ended 2004 with 11 hotels. The Company purchased an additional 51 hotels throughout 2005 and five more in 2006. As a result, year-to-year comparisons of results for 2005 to 2004 would not be meaningful.

In general, performance at the Company’s hotels have met expectations for the period held. Hotel performance is impacted by many factors including economic conditions in the United States, as well as each locality. As a result, there can be no assurance that the Company’s operating performance will continue to meet expectations in the future.

Revenues

The Company’s principal source of revenue is hotel room revenue and other related revenue. Hotel operations are for the 67 hotels acquired through December 31, 2006 for their respective periods owned. For the years ended December 31, 2006 and 2005, the Company had total revenue of $236 and $102 million, respectively. For the years ended December 31, 2006 and 2005, the hotels achieved average occupancy of 74.5% and 71.1%, average daily rate, or ADR of $105 and $101 and revenue per available room, or RevPAR of $78 and $72. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR. These rates are consistent with industry and brand averages. The industry and the Company have seen RevPAR increases due to increases in demand exceeding increases in supply of hotel rooms in the markets where the Company’s hotels are located. The Company continually works with the hotel managers to maximize rates and anticipates continued growth in 2007.

Expenses

Expenses for the years ended December 31, 2006 and 2005 represented the expenses related to the 67 hotels acquired through December 31, 2006 for their respective periods owned.

For the years ended December 31, 2006 and 2005, hotel operating expenses totaled $135.6 and $59.9 million, or 57% of total revenue in 2006 and 59% of total revenue in 2005. This percentage has decreased as revenues for newly opened properties have increased and ADR has increased.

Taxes, insurance, and other expenses for the years ended December 31, 2006 and 2005 were $13.5 and $5.3 million, or 6% of total revenue in 2006 and 5% of total revenue in 2005. The increase as a percentage of revenue was driven by higher property insurance rates. As many of the properties acquired by the Company in the previous 12 months were newly constructed, the Company expects a slight increase in property taxes in the next year.

General and administrative expense for the years ended December 31, 2006 and 2005 was $5.4 and $3.5 million, or 2% of total revenue in 2006 and 3% of total revenue in 2005. The decrease as a percentage of revenue resulted from the growth of the Company’s asset base. The Company anticipates this percentage to remain consistent now that the Company has substantially completed all of its planned acquisitions. The principal components of general and administrative expense are advisory fees, legal fees, accounting fees and reporting expense.

Depreciation expense for the years ended December 31, 2006 and 2005 was $25.5 and $11.4 million. Depreciation expense represents the expense of the Company’s 67 hotels and related personal property for their respective periods owned.

Interest expense for the years ended December 31, 2006 and 2005 was $3.0 and $1.8 million. Interest expense arose from debt assumed with 14 of the hotels acquired in 2005 and 2006 and short term financing to bridge the purchase of properties and the raising of capital.

For the years ended December 31, 2006 and 2005, the Company had interest income of $1.2 and $3.9 million. Interest income represents earnings on excess cash invested in short term money market instruments, pending investment in hotel properties.

Related Party Transactions

The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company has a contract with ASRG, a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of December 31, 2006, total payments to ASRG for services under the terms of this contract were $16.6 million, which was capitalized as a part of the purchase price of the hotels.

The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“ASA”), pursuant to which ASA provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. ASA utilizes Apple Hospitality Two, Inc. (“AHT”) to provide these services. Expenses related to ASA in 2006, 2005 and 2004 were approximately $3.5, $1.6 and $0.4 million, respectively.

During 2006 the Company assigned its rights under four contracts for the purchase of hotels in Houston, TX, Brownsville, TX, Miami, FL and Stafford, TX to Apple REIT Seven, Inc. The assignments were completed with no cost or profit to the Company and were entered into to prevent the Company from incurring secured debt to complete its planned property acquisitions.

Including ASRG and ASA discussed above, Mr. Knight is also Chairman and CEO of Apple Hospitality Two, Inc. (a hospitality REIT), Apple Hospitality Five, Inc. (a hospitality REIT) and Apple REIT Seven, Inc. (a diversified REIT). The Company’s Board of Directors are also on the board of Apple Hospitality Two, Inc. and Apple Hospitality Five, Inc.

The Company has issued 240,000 Series B convertible preferred shares to Mr. Knight in exchange for the payment by him of $0.10 per Series B convertible preferred share, or an aggregate of $24,000. The Series B convertible preferred shares are convertible into common shares pursuant to the formula and on the terms and conditions set forth below.

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

Upon the occurrence of any conversion event, each Series B convertible preferred share may be converted into 24.17104 common shares. In the event that the Company raises additional gross proceeds in a subsequent public offering, each Series B convertible preferred share may be converted into an additional number of common shares based on the additional gross proceeds raised through the date of conversion in a subsequent public offering according to the following formula: (X/50 million) x 1.20568, where X is the additional gross proceeds rounded down to the nearest 50 million.

No additional consideration is due upon the conversion of the Series B convertible preferred shares. The conversion into common shares of the Series B convertible preferred shares will result in dilution of the shareholders’ interests.

Expense related to issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. Expense if a conversion event had occurred at December 31, 2006 could range from $0 to $63.8 million (assumes $11 per Unit fair market value), which represents approximately 5.8 million shares of common stock.

Liquidity and Capital Resources

Commercial Commitments (000’s)	Total	Amount of Commitment expiring per period
		Less than 1 year	2-3 Years	4-5 Years	Over 5 Years
Debt (including interest of $14.5 million)	$66,629	$5,219	$28,075	$11,951	$21,384
Property Purchase Commitments	26,242	11,025	15,217	—	—
Ground Lease Commitments	12,973	580	882	907	10,604

Total Commercial Commitments	$105,844	$16,824	$44,174	$12,858	$31,988

Capital Requirements and Resources

Operating cash flow from the properties owned and cash on hand ($26.2 million at December 31, 2006) are the Company’s principal source of liquidity. In addition, the Company may borrow funds, subject to limitations set forth in its bylaws.

The Company anticipates that cash flow, and cash on hand, will be adequate to cover substantially all of its operating expenses and to permit the Company to meet substantially all of its anticipated liquidity requirements, including distribution requirements and property acquisitions.

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions in 2006 totaled $78.0 million and were paid monthly at a rate of $0.073 per common share and included a return of capital. For the same period the Company’s cash generated from operations was $81.4 million. The Company intends to continue paying dividends on a monthly basis at an annual rate of 8%. Since there can be no assurance of the ability of the Company’s properties to provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate.

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, an amount of 3% to 5% of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition.

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

In February 2006, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. As of December 31, 2006, approximately 2.0 million Units, representing $22.0 million in proceeds to the Company, have been issued under the plan.

In July 2005, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually paid for the Unit; or (2) $11.00 per Unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As of December 31, 2006, the Company has redeemed 3.4 million Units in the amount of $36.7 million under the program.

The Company has entered into contracts for the purchase of two additional hotels for a total purchase price of approximately $26.2 million. Both of these hotels are under construction, with completion of one expected in mid-2007 and the other in early 2008. The contracts are subject to normal due diligence and no assurances can be given that all of the conditions to closing will be satisfied. It is anticipated substantially all of the purchase price will be paid from cash on hand.

Subsequent Events

In January 2007, the Company declared and paid $6.6 million or $.073 per common share, in a distribution to its common shareholders, of which $2.7 million or 248,342 Units were reinvested under the Company’s Dividend Reinvestment Plan.

On January 22, 2007, the Company redeemed 1,049,921 Units in the amount of $11.5 million under its Unit Redemption Program.

In February 2007, the Company declared and paid $6.5 million or $.073 per common share, in a distribution to its common shareholders, of which $2.7 million or 248,172 Units were reinvested under the Company’s Dividend Reinvestment Plan.

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

Capitalization Policy

The Company considers expenditures to be capital in nature based on the following criteria: (1) for a single asset, the cost must be at least $500, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; (2) for group purchases of 10 or more identical assets, the unit cost for each asset must be at least $50, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; and (3) for major repairs to buildings, the repair must be at least $2,500 and the useful life of the asset must be substantially extended.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This interpretation requires that income tax positions recognized in an entity’s tax returns have a more-likely-than-not chance of being sustained prior to recording the related tax benefit in the financial statements. Tax benefits would be derecognized if information became available which indicated that it was more-likely-than-not that the position would not be sustained. The Company will adopt this interpretation in the first quarter of 2007. The Company is evaluating the impact, if any, of this interpretation.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of December 31, 2006, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to changes in short term money market rates as it invests its cash. Based on the Company’s cash invested at December 31, 2006, of $26.2 million, every 100 basis points change in interest rates will impact the Company’s net income by $262,000, all other factors remaining the same.

The Company has assumed fixed interest rate notes payable to lenders under permanent financing arrangements. The following table summarizes the annual maturities and average interest rates.

(000’s)	2007	2008	2009	2010	2011	Thereafter	Total	Fair Market Value
Maturities	$1,445	$17,555	$5,431	$850	$7,546	$19,304	$52,131	$54,450
Average Interest Rate	7.3%	7.2%	7.2%	7.3%	7.1%	6.9%

Item 8.	Financial Statements and Supplementary Data

Report of Management

on Internal Control Over Financial Reporting

March 7, 2007

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

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2006, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report, has issued an attestation report on management’s assessment of internal control over financial reporting, a copy of which appears on the next page of this annual report.

/s/ GLADE M. KNIGHT	/s/ BRYAN PEERY
Glade M. Knight	Bryan Peery
Chairman and Chief Executive Officer	Chief Financial Officer (Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

on Internal Control Over Financial Reporting

The Board of Directors and Shareholders

Apple REIT Six, Inc.

We have audited management’s assessment, included in the accompanying “Report of Management on Internal Control Over Financial Reporting”, that Apple REIT Six, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Apple REIT Six, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Apple REIT Six, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Apple REIT Six, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Apple REIT Six, Inc., as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2006 and 2005 and the period from January 20, 2004 (initial capitalization) through December 31, 2004, and our report dated March 7, 2007, expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Richmond, Virginia

March 7, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Apple REIT Six, Inc.

We have audited the accompanying consolidated balance sheets of Apple REIT Six, Inc. (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended December 31, 2006 and 2005 and the period from January 20, 2004 (initial capitalization) through December 31, 2004. Our audits also included the financial statement schedule listed in the Index of Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apple REIT Six, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and the period from January 20, 2004 (initial capitalization) through December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Apple REIT Six, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2007 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Richmond, Virginia

March 7, 2007

Apple REIT Six, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2006	December 31, 2005
ASSETS
Investment in real estate, net of accumulated depreciation of $37,928 and $13,247, respectively	$836,906	$790,170
Cash and cash equivalents	26,160	35,948
Restricted cash-furniture, fixtures and other escrows	3,350	3,152
Due from third party manager, net	8,948	7,813
Other assets, net	11,475	17,233

TOTAL ASSETS	$886,839	$854,316

LIABILITIES
Notes payable	$53,660	$76,855
Accounts payable and accrued expenses	7,133	5,626

TOTAL LIABILITIES	60,793	82,481

SHAREHOLDERS’ EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	—	—
Series A preferred stock, no par value, authorized 200,000,000 shares; issued and outstanding 89,773,345 and 81,774,666 shares, respectively	—	—
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 and 240,000 shares, respectively	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 89,773,345 and 81,774,666 shares, respectively	883,174	805,079
Distributions greater than net income	(57,152)	(33,268)

TOTAL SHAREHOLDERS’ EQUITY	826,046	771,835

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$886,839	$854,316

See notes to consolidated financial statements.

Apple REIT Six, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	For the Year ended December 31, 2006	For the Year ended December 31, 2005	For the period January 20, 2004 (initial capitalization) through December 31, 2004
Revenues:
Room revenue	$217,629	$91,610	$12,092
Other revenue	18,246	10,180	2,343

Total revenue	235,875	101,790	14,435

Expenses:
Operating expense	61,758	27,755	5,070
Hotel administrative expense	18,448	9,822	1,625
Sales and marketing	18,297	7,074	1,041
Utilities	9,592	4,159	586
Repair and maintenance	9,749	3,900	553
Franchise fees	9,004	3,965	372
Management fees	8,730	3,192	503
Taxes, insurance and other	13,491	5,340	663
General and administrative	5,355	3,526	1,210
Depreciation expense	25,529	11,366	1,881

Total expenses	179,953	80,099	13,504

Operating income	55,922	21,691	931
Interest income	1,220	3,909	435
Interest expense	(3,029)	(1,783)	(107)

Net income	$54,113	$23,817	$1,259

Basic and diluted net income per common share	$0.61	$0.42	$0.10

Weighted average common shares outstanding—basic and diluted	88,869	56,451	12,300
Distributions declared per common share	$0.88	$0.88	$0.55

See notes to consolidated financial statements.

Note: The company was formed on January 20, 2004 and commenced operations on May 28, 2004.

Apple REIT Six, Inc.

Consolidated Statements of Shareholders’ Equity

(in thousands except per share data)

	Common Stock		Class B Convertible Preferred Stock		Distributions Greater than Net income	Total Shareholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
Initial capitalization at January 20, 2004	—	$—	240	$24	$—	$24
Net proceeds from the sale of common shares	34,020	333,295	—	—	—	333,295
Net income	—	—	—	—	1,259	1,259
Cash distributions declared and paid to shareholders ($.55 per share)	—	—	—	—	(9,479)	(9,479)

Balance at December 31, 2004	34,020	333,295	240	24	(8,220)	325,099
Net proceeds from the sale of common shares	48,193	476,545	—	—	—	476,545
Common shares redeemed	(438)	(4,761)	—	—	—	(4,761)
Net income	—	—	—	—	23,817	23,817
Cash distributions declared and paid to shareholders ($.88 per share)	—	—	—	—	(48,865)	(48,865)

Balance at December 31, 2005	81,775	805,079	240	24	(33,268)	771,835
Net proceeds from the sale of common shares	10,914	109,957	—	—	—	109,957
Stock options granted	—	69	—	—	—	69
Common shares redeemed	(2,916)	(31,931)	—	—	—	(31,931)
Net income	—	—	—	—	54,113	54,113
Cash distributions declared and paid to shareholders ($.88 per share)	—	—	—	—	(77,997)	(77,997)

Balance at December 31, 2006	89,773	$883,174	240	$24	$(57,152)	$826,046

See notes to consolidated financial statements.

Note: The company was formed on January 20, 2004 and commenced operations on May 28, 2004.

Apple REIT Six, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the year ended December 31, 2006	For the year ended December 31, 2005	For the period January 20, 2004 (initial capitalization) through December 31, 2004
Cash flow provided by operating activities:
Net income	$54,113	$23,817	$1,259
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	25,529	11,366	1,881
Amortization of deferred financing costs and fair value adjustments	(418)	(106)	—
Stock option expense	69	—	—
Changes in operating assets and liabilities, net of amounts acquired/assumed:
Due from third party manager	(1,132)	(6,076)	(511)
Other assets	142	(527)	(77)
Accounts payable and accrued expenses	3,060	433	352

Net cash provided by operating activities	81,363	28,907	2,904
Cash flow from investing activities:
Cash paid in acquisition of hotels	(37,180)	(565,082)	(180,758)
Cash paid for potential acquisition of hotels	—	(14,093)	(1,575)
Acquisition of other assets	(9,181)	(1,514)	(924)
Capital improvements	(15,714)	(4,952)	(289)
Net (increase) decrease in cash restricted for property improvements	309	134	(294)

Net cash used in investing activities	(61,766)	(585,507)	(183,840)
Cash flow from financing activities:
Net proceeds from (payments on) unsecured note payable	(28,000)	28,000	—
Payment of financing costs	(101)	(582)	(68)
Repayment of secured notes payable	(1,313)	(579)	(46)
Net proceeds from issuance of common stock	109,957	476,545	333,295
Redemptions of common stock	(31,931)	(4,761)	—
Cash distributions paid to shareholders	(77,997)	(48,865)	(9,479)

Net cash provided by (used in) financing activities	(29,385)	449,758	323,702
Increase (decrease) in cash and cash equivalents	(9,788)	(106,842)	142,766

Cash and cash equivalents, beginning of period	35,948	142,790	24

Cash and cash equivalents, end of period	$26,160	$35,948	$142,790

Supplemental information:
Interest paid	$4,037	$1,640	$107
Non-cash transactions:
Notes payable-secured assumed in acquisitions	$6,663	$43,122	$6,603

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

The Company considers expenditures to be capital in nature based on the following criteria: (1) for a single asset, the cost must be at least $500, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; (2) for group purchases of 10 or more identical assets, the unit cost for each asset must be at least $50, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; and (3) for major repairs to buildings, the repair must be at least $2,500 and the useful life of the asset must be substantially extended.

The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the undiscounted cash flows estimated to be generated by the respective properties are less than their carrying amount. Impairment losses are measured as the difference between the asset’s fair value less cost to sell, and its carrying value. No impairment losses have been recorded to date.

The purchase price of real estate properties acquired is allocated to the various components, such as land, buildings and improvements, intangible assets and in-place leases as appropriate, in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”. The purchase price is allocated based on the fair value of each component at the time of acquisition. Generally, the Company does not acquire real estate assets that have in-place leases as lease terms for hotel properties are very short term in nature. There has been no allocation of purchase price to intangible assets such as management contracts and franchise agreements as such contracts are generally at current market rates and any other value attributable to these contracts is not considered material.

Notes to Consolidated Financial Statements—(Continued)

Revenue Recognition

Revenue is recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services.

Offering Costs

From the Company’s initial capitalization on January 20, 2004 through December 31, 2006, the Company incurred costs of approximately $102 million related to its best-efforts offering of Units. Each Unit is equal to one common share, no par value and one Series A preferred share of the Company. On March 3, 2006, the Company concluded its best-efforts offering, and had closed on the sale of 91,125,541 Units with total proceeds net of commissions of approximately $898 million.

Comprehensive Income

The Company recorded no comprehensive income other than net income for the years ended December 31, 2006 and 2005 and the period from January 20, 2004 (initial capitalization) through December 31, 2004.

Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per common share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. There were no shares with a dilutive effect for the years ended December 31, 2006 and 2005 and the period from January 20, 2004 (initial capitalization) through December 31, 2004. As a result, basic and dilutive outstanding shares were the same. Series B convertible preferred shares are not included in earnings per common share calculations until such time the Series B convertible preferred shares are converted to common shares (see Note 5).

Federal Income Taxes

The Company is operated as, and will annually elect to be taxed as, a REIT under Section 856 to 860 of the Internal Revenue Code. Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the estimated useful lives used to compute depreciation. The characterization of 2006 distributions of $0.88 per common share for tax purposes was 82% ordinary income and 18% return of capital, 2005 distributions of $0.88 per common share for tax purposes was 63% ordinary income and 37% return of capital and 2004 distributions of $0.55 per common share was 47% ordinary income and 53% return of capital (unaudited).

The Lessee, as a taxable REIT subsidiary of the Company, is subject to federal and state income taxes. The taxable REIT subsidiary incurred a loss for the years ended December 31, 2006 and 2005 and for the period from January 20, 2004 (initial capitalization) to December 31, 2004, and therefore did not have any tax expense. No operating loss benefit has been recorded in the consolidated balance sheet since realization is uncertain. Total net operating loss carry forward for federal income tax purposes was approximately $14.6 million as of December, 31, 2006. The net operating losses expire beginning in 2024. There are no material differences between the book and tax basis of the Company’s assets.

Sales and Marketing Costs

Sales and marketing costs are expensed when incurred. These costs represent the expense for franchise advertising and reservation systems under the terms of the hotel management and franchise agreements and general and administrative expenses that are directly attributable to advertising and promotion.

Notes to Consolidated Financial Statements—(Continued)

Stock Incentive Plans

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation using the modified prospective transition method. Accordingly, no prior year amounts have been restated. Statement 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123 (R) is similar to the approach described in Statement 123. However, Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The adoption of this statement has not had a material impact on the Company’s results of operations or financial position. During the second quarter of 2006 the Company issued approximately 72,000 directors’ stock options and share-based expense of approximately $69,000 was recorded.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Summary of Significant Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This interpretation requires that income tax positions recognized in an entity’s tax returns have a more-likely-than-not chance of being sustained prior to recording the related tax benefit in the financial statements. Tax benefits would be derecognized if information became available which indicated that it was more-likely-than-not that the position would not be sustained. The Company will adopt this interpretation in the first quarter of 2007. The Company is evaluating the impact, if any, of this interpretation.

Note 2

Investments in Real Estate

As of December 31, 2006, the Company owned 67 hotels consisting of the following: thirteen Hilton Garden Inn hotels, ten Residence Inn hotels, ten Courtyard hotels, eight SpringHill Suites hotels, six Homewood Suites hotels, six TownePlace Suites hotels, five Fairfield Inn hotels, four Hampton Inn hotels, three Hampton Inn & Suites hotels and two Marriott hotels. The hotels are located in various states and, in aggregate, consist of 7,750 rooms.

Investment in hotels consisted of the following (in thousands):

	December 31, 2006	December 31, 2005
Land	$107,288	$99,440
Building and Improvements	723,378	669,652
Furniture, Fixtures and Equipment	44,168	34,325

	874,834	803,417
Less Accumulated Depreciation	(37,928)	(13,247)

Investments in Real Estate, net	$836,906	$790,170

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Ft. Worth	Texas	SpringHill Suites	Marriott	5/28/04	145	$13,340
Myrtle Beach	South Carolina	Courtyard	Marriott	6/8/04	135	9,200
Redmond	Washington	Marriott	Marriott	7/7/04	262	64,000
Anchorage	Alaska	Hilton Garden Inn	Stonebridge	10/12/04	125	18,900
Anchorage	Alaska	Homewood Suites	Stonebridge	10/12/04	122	13,200
Arcadia	California	Hilton Garden Inn	Stonebridge	10/12/04	124	12,000
Arcadia	California	SpringHill Suites	Stonebridge	10/12/04	86	8,100
Glendale	Colorado	Hampton Inn & Suites	Stonebridge	10/12/04	133	14,700
Lakewood	Colorado	Hampton Inn	Stonebridge	10/12/04	170	10,600
Lake Forest	California	Hilton Garden Inn	Stonebridge	10/12/04	103	11,400
Phoenix	Arizona	Hampton Inn	Stonebridge	10/12/04	99	6,700
Anchorage	Alaska	Hampton Inn	Stonebridge	3/14/05	101	11,500
Bakersfield	California	Hilton Garden Inn	Hilton	3/18/05	120	11,500
Tallahassee	Florida	Hilton Garden Inn	Hilton	3/18/05	99	10,850
Lake Mary	Florida	Courtyard	Stonebridge	3/18/05	86	6,000
Foothill Ranch	California	Hampton Inn	Stonebridge	4/21/05	84	7,400
Ft. Worth	Texas	Residence Inn	Western	5/6/05	149	17,000
Boulder	Colorado	Marriott	WLS	5/9/05	157	30,000
Ft. Worth	Texas	Homewood Suites	Hilton	5/24/05	137	9,097
Nashville	Tennessee	Homewood Suites	Hilton	5/24/05	121	8,103
Albany	Georgia	Courtyard	LBA	6/24/05	84	8,597
Lakeland	Florida	Residence Inn	LBA	6/24/05	78	9,886
Huntsville	Alabama	Residence Inn	LBA	6/24/05	78	8,288
Dothan	Alabama	Hampton Inn & Suites	LBA	6/24/05	85	8,673
Columbus	Georgia	Residence Inn	LBA	6/24/05	78	7,888
Las Colinas	Texas	TownePlace Suites	Western	6/30/05	136	7,178
Arlington	Texas	TownePlace Suites	Western	6/30/05	95	7,148
Arlington	Texas	SpringHill Suites	Western	6/30/05	122	7,486
Tempe	Arizona	TownePlace Suites	Western	6/30/05	119	8,128
Tempe	Arizona	SpringHill Suites	Western	6/30/05	121	8,060
Wallingford	Connecticut	Homewood Suites	WLS	7/8/05	104	12,780
McAllen	Texas	Hilton Garden Inn	Western	7/19/05	104	9,000
Pensacola	Florida	Hampton Inn & Suites	LBA	7/21/05	85	9,279
Rocky Hill	Connecticut	Residence Inn	WLS	8/1/05	96	12,070
Dothan	Alabama	Courtyard	LBA	8/11/05	78	8,016
Somerset	New Jersey	Homewood Suites	WLS	8/17/05	123	17,750
Birmingham	Alabama	Fairfield Inn	LBA	8/25/05	63	2,176
Tuscaloosa	Alabama	Courtyard	LBA	8/25/05	78	7,551
Tuscaloosa	Alabama	Fairfield Inn	LBA	8/25/05	63	3,982
Pensacola	Florida	Courtyard	LBA	8/25/05	90	11,369
Pensacola	Florida	Fairfield Inn	LBA	8/25/05	63	4,858
Pittsburgh	Pennsylvania	Residence Inn	WLS	9/2/05	156	11,000
Laredo	Texas	Residence Inn	Western	9/12/05	109	11,445
Mt. Olive	New Jersey	Residence Inn	WLS	9/15/05	123	12,070
Saratoga Springs	New York	Hilton Garden Inn	WLS	9/29/05	112	17,750
Huntsville	Alabama	Fairfield Inn	LBA	9/30/05	79	4,954
Savannah	Georgia	SpringHill Suites	LBA	9/30/05	79	5,407
Montgomery	Alabama	SpringHill Suites	LBA	9/30/05	79	6,835
Valdosta	Georgia	Courtyard	LBA	10/3/05	84	8,284
Farmington	Connecticut	Courtyard	WLS	10/20/05	119	16,330
Orange Park	Florida	Fairfield Inn	LBA	11/8/05	83	7,221
Folsom	California	Hilton Garden Inn	Inn Ventures	11/30/05	100	18,028
Milpitas	California	Hilton Garden Inn	Inn Ventures	11/30/05	161	18,600
Roseville	California	Hilton Garden Inn	Inn Ventures	11/30/05	131	20,759
Renton	Washington	Hilton Garden Inn	Inn Ventures	11/30/05	150	16,096
Laredo	Texas	Homewood Suites	Western	11/30/05	106	10,500
Dallas	Texas	SpringHill Suites	Western	12/9/05	147	19,500
Hillsboro	Oregon	TownePlace Suites	Inn Ventures	12/19/05	136	11,500
Kent	Washington	TownePlace Suites	Inn Ventures	12/19/05	152	12,000
Mukilteo	Washington	TownePlace Suites	Inn Ventures	12/19/05	128	12,000
Portland	Oregon	Residence Inn	Inn Ventures	12/19/05	258	42,000
Fredericksburg	Virginia	Hilton Garden Inn	Hilton	12/20/05	148	16,600
San Francisco	California	Hilton Garden Inn	Inn Ventures	1/30/06	169	12,266
Clearwater	Florida	SpringHill Suites	LBA	2/17/06	79	6,923
Hillsboro	Oregon	Residence Inn	Inn Ventures	3/9/06	122	15,500
Hillsboro	Oregon	Courtyard	Inn Ventures	3/9/06	155	11,000
Panama City	Florida	Courtyard	LBA	4/26/06	84	9,245

				Total	7,750	$827,566

Notes to Consolidated Financial Statements—(Continued)

The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries (collectively, the “lessee”) under master hotel lease agreements. The Company also used the proceeds of its offering to pay 2% of the gross purchase price for these hotels, which equals approximately $16.6 million, as a commission to ASRG.

No goodwill or intangible assets were recorded in connection with any of the acquisitions.

As there can be no assurance that all conditions to closing will be satisfied, the Company includes deposits for hotels under contract in “Other assets, net” in the Company’s Consolidated Balance Sheets and in “Cash paid for potential acquisition of hotels” in its Consolidated Statements of Cash Flows.

Note 3

Other Assets

On January 25, 2006, the Company, through a wholly-owned subsidiary, Apple Six Hospitality Air, LLC, purchased a Lear 40XR jet. The jet will be used mainly for renovation and asset management purposes. The purchase price was approximately $8.3 million. The asset is depreciated on a straight-line basis over a useful life of ten years. For the year ended December 31, 2006, the Company recorded depreciation expense in the amount of approximately $848,000.

Note 4

Notes Payable and Credit Agreements

In conjunction with the acquisition of five hotels in December 2005, the Company utilized short-term unsecured financing from a commercial bank in the amount of $40 million to fund a portion of the aggregate gross purchase price. This financing was evidenced by a promissory note and was governed by a loan agreement. The outstanding principal at December 31, 2005 was $28 million, and the note was repaid and extinguished on January 24, 2006.

The Company has also assumed approximately $54.1 million of debt secured by a first mortgage on 14 of its properties. The following table summarizes the hotel, interest rate, maturity date and the principal amount assumed associated with each mortgage. All dollar amounts are in thousands.

Location	Brand	Rate	Maturity Date	Principal Assumed	Outstanding balance as of Dec. 31, 2006	Outstanding balance as of Dec. 31, 2005
Glendale, CO	Hampton Inn & Suites	6.93%	1/01/13	$6,603	$6,181	$6,384
Anchorage, AK	Hampton Inn	7.75%	4/01/09	5,531	5,148	5,374
Foothill Ranch, CA	Hampton Inn	8.06%	8/01/11	4,502	4,374	4,453
Dothan, AL	Courtyard	7.35%	4/01/08	3,244	3,128	3,216
Birmingham, AL	Fairfield Inn	7.35%	5/01/08	2,086	2,012	2,068
Tuscaloosa, AL	Courtyard	7.30%	5/01/08	3,388	3,268	3,359
Tuscaloosa, AL	Fairfield Inn	7.30%	5/01/08	1,690	1,630	1,676
Pensacola, FL	Courtyard	7.35%	5/01/08	4,557	4,396	4,519
Pensacola, FL	Fairfield Inn	7.35%	5/01/08	2,734	2,638	2,711
Huntsville, AL	Fairfield Inn	6.80%	1/11/13	3,028	2,957	3,014
Savannah, GA	SpringHill Suites	6.80%	1/11/13	3,066	2,994	3,052
Montgomery, AL	SpringHill Suites	6.80%	1/11/13	3,785	3,696	3,768
Orange Park, FL	Fairfield Inn	8.52%	2/11/11	3,193	3,132	3,188
Hillsboro, OR	Courtyard	6.40%	12/11/14	6,663	6,577	—

			Total	$54,070	$52,131	$46,782

Notes to Consolidated Financial Statements—(Continued)

The aggregate amounts of principal payable under the Company’s promissory notes, for the five years subsequent to December 31, 2006 are as follows (in thousands):

Total
2007	$1,445
2008	17,555
2009	5,431
2010	850
2011	7,546
Thereafter	19,304

52,131
Fair Value Adjustment of Assumed Debt	1,529

Total	$53,660

Fair value adjustments were recorded in connection with the assumption of the above market rate debt in connection with the hotel acquisitions. These premiums are amortized into interest expense over the remaining term of the related indebtedness using the effective interest rate method. The effective rates range from 5.71% to 6.11%. The total adjustment was $2.3 million and the unamortized balances at December 31, 2006 and 2005 were $1.5 million and $2.1 million, respectively.

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

Notes to Consolidated Financial Statements—(Continued)

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

Upon the occurrence of any conversion event, each Series B convertible preferred share may be converted into 24.17104 common shares. In the event that the Company raises additional gross proceeds in a subsequent public offering, each Series B convertible preferred share may be converted into an additional number of common shares based on the additional gross proceeds raised through the date of conversion in a subsequent public offering according to the following formula: (X/50 million) x 1.20568, where X is the additional gross proceeds rounded down to the nearest 50 million.

No additional consideration is due upon the conversion of the Series B convertible preferred shares. The conversion into common shares of the Series B convertible preferred shares will result in dilution of the shareholders’ interests.

Expense related to issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. If a conversion event had occurred at December 31, 2006, expense would have ranged from $0 to $63.8 million (assumes $11 per Unit fair market value), which represents approximately 5.8 million shares of common stock.

In July 2005, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually paid for the Unit; or (2) $11.00 per Unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As of December 31, 2006, the Company has redeemed 3.4 million Units in the amount of $36.7 million under the program.

In February 2006, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting

Notes to Consolidated Financial Statements—(Continued)

dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. As of December 31, 2006, approximately 2.0 million Units, representing $22.0 million in proceeds to the Company, have been issued under the plan.

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

Note 6

Stock Incentive Plans

On January 20, 2004, the Board of Directors approved a Non-Employee Directors Stock Option Plan (the “Directors Plan”) whereby directors, who are not employees of the Company or affiliates, automatically receive the option to purchase Units. Under the Directors Plan, the number of Units authorized for issuance is equal to 45,000 plus 1.8% of the number of Units sold in excess of the minimum offering of 4,761,905 Units. This plan currently relates to the initial public offering of 91,125,541 Units. Therefore, the maximum number of Units authorized under the Directors Plan is currently 1,599,545 based on the number of shares issued as of December 31, 2006. The options expire 10 years from the date of grant.

On January 20, 2004, the Board of Directors approved an Incentive Stock Option Plan (the “Incentive Plan”) whereby incentive awards may be granted to certain employees of the Company or affiliates. Under the Incentive Plan, the number of Units authorized for issuance is equal to 35,000 plus 4.625% of the number of Units sold in the initial offering in excess of 4,761,905. This plan also currently relates to the initial public offering of 91,125,541 Units. Therefore, the maximum number of Units that can be issued under the Incentive Plan is currently 4,029,318 based on the number of shares issued as of December 31, 2006.

Both plans generally provide, among other things, that options be granted at exercise prices not lower than the market value of the Units on the date of grant. The options expire 10 years from the date of the grant. During

Notes to Consolidated Financial Statements—(Continued)

2006, 2005 and 2004, the Company granted options to purchase 71,948, 42,676 and 29,548 Units, respectively, under the Directors Plan. All of the options issued vested at the date of issuance, and have an exercise price of $11 per Unit. The Company granted no options under the Incentive Plan during 2006, 2005 and 2004. Activity in the Company’s share option plan during 2006, 2005 and 2004 is summarized in the following table (in thousands except per share data):

	2006	2005	2004
Outstanding, beginning of year:	72,224	29,548	—
Granted	71,948	42,676	29,548
Exercised	—	—	—
Expired or canceled	—	—	—

Outstanding, end of year:	144,172	72,224	29,548

Exercisable, end of year:	144,172	72,224	29,548

The weighted-average exercise price:	$11.00	$11.00	$11.00

Prior to January 1, 2006, the Company used the intrinsic value method, as defined by APB 25, to account for stock-based compensation. This method required compensation expense to be recognized for the excess of the quoted market price of the stock at the grant date or the measurement date over the amount an employee must pay to acquire the stock. Beginning January 1, 2006, the Company adopted FASB Statement No. 123(R) under the modified prospective transition method and recorded $69,000 of share-based expense for the 71,948 options issued during the year.

Note 7

Management and Franchise Agreements

Each of the Company’s 67 hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies (indicates the number of hotels managed): Marriott International, Inc. (“Marriott”) (3), Stonebridge Reality Advisors, Inc (“Stonebridge”) (11), Hilton Hotels Corporation (“Hilton”) (5), Western International (“Western”) (10), Larry Blumberg & Associates (“LBA”) (19), White Lodging Services Corporation (“WLS”) (8), or Inn Ventures, Inc. (“Inn Ventures”) (11). The agreements provide for initial terms ranging from 2 to 30 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. During the period ended December 31, 2006, 2005 and 2004 the Company incurred approximately $8.7, $3.2 and $0.5 million in management fees, respectively.

Stonebridge, Western, LBA, WLS, and Inn Ventures are not affiliated with either Marriott or Hilton, and as a result, the hotels managed by these companies were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for a term of 13 to 20 years. Fees associated with the Hilton agreements generally include the payment of royalty fees and program fees based on room revenues. The Marriott franchise agreements provide for an initial term of 15 to 20 years. Fees associated with the Marriott agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. During the period ended December 31, 2006, 2005 and 2004 the Company incurred approximately $9.0, $4.0 and $0.4 million in franchise fees.

Notes to Consolidated Financial Statements—(Continued)

Note 8

Related Parties

The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company has a contract with ASRG, a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of December 31, 2006, total payments to ASRG for services under the terms of this contract were $16.6 million, which was capitalized as a part of the purchase price of the hotels.

The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“ASA”), pursuant to which ASA provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. ASA utilizes Apple Hospitality Two, Inc. (“AHT”) to provide these services. Expenses related to ASA in 2006, 2005 and 2004 were approximately $3.5, $1.6 and $0.4 million, respectively.

During 2006 the Company assigned its rights under four contracts for the purchase of hotels in Houston, TX, Brownsville, TX, Miami, FL and Stafford, TX to Apple REIT Seven, Inc. The assignments were completed with no cost or profit to the Company and were entered into to prevent the Company from incurring secured debt to complete its planned property acquisitions.

Including ASRG and ASA discussed above, Mr. Knight is also Chairman and CEO of Apple Hospitality Two, Inc. (a hospitality REIT), Apple Hospitality Five, Inc. (a hospitality REIT) and Apple REIT Seven, Inc. (a diversified REIT). The Company’s Board of Directors are also on the board of Apple Hospitality Two, Inc. and Apple Hospitality Five, Inc.

Note 9

Pro Forma Information (Unaudited)

The following unaudited pro forma information for the years ended December 31, 2005 and 2004, is presented as if the acquisitions of the Company’s 62 hotels occurred on January 1, 2004. The pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions, in fact, had occurred on January 1, 2004, nor does it purport to represent the results of operations for future periods. Amounts are in thousands except per share data.

	Year ended December 31, 2005	Year ended December 31, 2004
Hotel revenues	$189,423	$147,930
Net income	$39,338	$24,665
Net income per common share-basic and diluted	$0.54	$0.40

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

Notes to Consolidated Financial Statements—(Continued)

Note 10

Commitments

The Company has entered into contracts for the purchase of two additional hotels. Both of these hotels are under construction, with completion of one expected in mid-2007 and the other in early 2008. Although the Company believes there is a reasonable probability that it will acquire these hotels, there can be no assurance that all of the conditions to closing will be satisfied. The following table summarizes the location, brand, number of rooms and gross purchase price for each hotel:

Location	Brand	Rooms	Gross Purchase Price
Corpus Christi, TX	Courtyard	105	$11,025
Roanoke Rapids, NC	Hilton Garden Inn	147	15,217

	Total	252	$26,242

The Company has ground leases for five of its hotels with remaining terms ranging from 9 to 50 years. The aggregate amounts of minimum lease payments under these agreements for the five years subsequent to December 31, 2006 are as follows (in thousands):

Total
2007	$580
2008	440
2009	442
2010	452
2011	455
Thereafter	10,604

Total	$12,973

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

Note 12

Quarterly Financial Data (unaudited)

The following is a summary of quarterly results of operations for the period ended December 31, 2006:

(in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$53,086	$62,137	$65,658	$54,994
Net income	$10,984	$15,191	$18,120	$9,818
Basic and diluted income per common share	$0.13	$0.17	$0.20	$0.11
Distributions declared and paid per common share	$0.22	$0.22	$0.22	$0.22

Notes to Consolidated Financial Statements—(Continued)

The following is a summary of quarterly results of operations for the period ended December 31, 2005:

(in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$11,907	$19,591	$32,254	$38,038
Net income	$3,111	$5,795	$8,375	$6,536
Basic and diluted income per common share	$0.08	$0.12	$0.13	$0.09
Distributions declared and paid per common share	$0.22	$0.22	$0.22	$0.22

Note 13

Subsequent Events

In January 2007, the Company declared and paid $6.6 million or $.073 per common share, in a distribution to its common shareholders, of which $2.7 million or 248,342 Units were reinvested under the Company’s Dividend Reinvestment Plan.

On January 22, 2007, the Company redeemed 1,049,921 Units in the amount of $11.5 million under its Unit Redemption Program.

In February 2007, the Company declared and paid $6.5 million or $.073 per common share, in a distribution to its common shareholders, of which $2.7 million or 248,172 Units were reinvested under the Company’s Dividend Reinvestment Plan.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be set forth in the Company’s 2007 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 10, the 2007 Proxy Statement is incorporated herein by this reference.

Item 11.	Executive Compensation

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be set forth in the Company’s 2007 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2007 Proxy Statement is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Items 201(d) and 403 of Regulation S-K will be set forth in the Company’s 2007 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2007 Proxy Statement is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K will be set forth in the Company’s 2007 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2007 Proxy Statement is incorporated herein by this reference.

Item 14.	Principal Accounting Fees and Services

This information required by Item 9(e) of Schedule 14A will be set forth in the Company’s 2007 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2007 Proxy Statement is incorporated herein by this reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

1. Financial Statements of Apple REIT Six, Inc.

Report of Management on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control Over

Financial Reporting—Ernst & Young LLP

Report of Independent Registered Public Accounting Firm—Ernst & Young LLP

Consolidated Balance Sheet as of December 31, 2006 and December 31, 2005

Consolidated Statements of Operations for the years ended December 31, 2006 and 2005, and the period January 20, 2004 (initial capitalization) through December 31, 2004.

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006 and 2005, and the period January 20, 2004 (initial capitalization) through December 31, 2004.

Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005, and the period January 20, 2004 (initial capitalization) through December 31, 2004.

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

SCHEDULE III

Real Estate and Accumulated Depreciation

As of December 31, 2006

(dollars in thousands)

				Initial Cost		Subsequently Capitalized
City	State	Brand	Encumbrances			Bldg. Imp. & FF&E	Total Gross Cost (1)	Acc. Deprec.	Date of Construction	Date Acquired	Depreciable Life	# of Rooms
				Land	Bldg./ FF&E
Birmingham	Alabama	Fairfield Inn	$2,012	$354	$2,057	$55	$2,466	$(91)	1995	Aug-05	3 - 39 yrs	63
Dothan	Alabama	Courtyard	3,128	1,270	7,142	70	8,482	(329)	1996	Aug-05	3 - 39 yrs.	78
Dothan	Alabama	Hampton Inn & Suites	—	842	8,129	11	8,982	(434)	2004	Jun-05	3 - 39 yrs	85
Huntsville	Alabama	Fairfield Inn	2,957	506	4,813	26	5,345	(178)	1999	Sep-05	3 - 39 yrs.	79
Huntsville	Alabama	Residence Inn	—	947	7,632	41	8,620	(366)	2002	Jun-05	3 - 39 yrs	78
Montgomery	Alabama	SpringHill Suites	3,696	963	6,327	25	7,315	(235)	1998	Sep-05	3 - 39 yrs.	79
Tuscaloosa	Alabama	Courtyard	3,268	—	7,953	112	8,065	(326)	1996	Aug-05	3 - 39 yrs.	78
Tuscaloosa	Alabama	Fairfield Inn	1,630	—	4,240	62	4,302	(173)	1996	Aug-05	3 - 39 yrs.	63
Anchorage	Alaska	Hampton Inn	5,148	1,224	10,529	1,821	13,574	(744)	1997	Mar-05	3 - 39 yrs.	101
Anchorage	Alaska	Hilton Garden Inn	—	4,230	14,788	174	19,192	(999)	2002	Oct-04	3 - 39 yrs.	125
Anchorage	Alaska	Homewood Suites	—	1,833	11,211	46	13,090	(877)	2004	Oct-04	3 - 39 yrs.	122
Phoenix	Arizona	Hampton Inn	—	1,425	5,205	754	7,384	(462)	1998	Oct-04	3 - 39 yrs.	99
Tempe	Arizona	SpringHill Suites	—	1,170	7,159	26	8,355	(387)	1998	Jun-05	3 - 39 yrs.	121
Tempe	Arizona	TownePlace Suites	—	1,226	7,169	37	8,432	(383)	1998	Jun-05	3 - 39 yrs.	119
Arcadia	California	Hilton Garden Inn	—	1,724	10,231	637	12,592	(807)	1999	Oct-04	3 - 39 yrs.	124
Arcadia	California	SpringHill Suites	—	1,633	6,459	752	8,844	(540)	1999	Oct-04	3 - 39 yrs.	86
Bakersfield	California	Hilton Garden Inn	—	1,166	10,565	53	11,784	(681)	2004	Mar-05	3 - 39 yrs.	120
Folsom	California	Hilton Garden Inn	—	1,521	16,989	836	19,346	(592)	1999	Nov-05	3 - 39 yrs.	100
Foothill Ranch	California	Hampton Inn	4,374	1,078	6,632	729	8,439	(428)	1998	Apr-05	3 - 39 yrs.	84
Lake Forest	California	Hilton Garden Inn	—	1,570	9,595	49	11,214	(751)	2004	Oct-04	3 - 39 yrs	103
Milpitas	California	Hilton Garden Inn	—	2,565	16,534	1,069	20,168	(621)	1999	Nov-05	3 - 39 yrs.	161
Roseville	California	Hilton Garden Inn	—	2,362	18,937	1,125	22,424	(678)	1999	Nov-05	3 - 39 yrs	131
San Francisco	California	Hilton Garden Inn	—	2,007	9,545	1,141	12,693	(367)	1999	Jan-06	3 - 39 yrs.	169
Boulder	Colorado	Marriott	—	3,066	27,825	1,374	32,265	(1,459)	1997	May-05	3 - 39 yrs	157
Glendale	Colorado	Hampton Inn & Suites	6,181	3,641	11,221	1,152	16,014	(882)	1999	Oct-04	3 - 39 yrs.	133
Lakewood	Colorado	Hampton Inn	—	2,508	8,090	352	10,950	(662)	2003	Oct-04	3 - 39 yrs.	170
Farmington	Connecticut	Courtyard	—	1,794	15,434	1	17,229	(597)	2005	Oct-05	3 - 39 yrs.	119
Rocky Hill	Connecticut	Residence Inn	—	1,472	11,284	3	12,759	(505)	2005	Aug-05	3 - 39 yrs.	96
Wallingford	Connecticut	Homewood Suites	—	1,419	12,072	9	13,500	(574)	2005	Jul-05	3 - 39 yrs.	104
Clearwater	Florida	SpringHill Suites	—	—	7,214	—	7,214	(224)	2006	Feb-06	3 - 39 yrs.	79
Lake Mary	Florida	Courtyard	—	690	5,568	415	6,673	(347)	1995	Mar-05	3 - 39 yrs.	86
Lakeland	Florida	Residence Inn	—	1,520	8,699	71	10,290	(409)	2001	Jun-05	3 - 39 yrs.	78
Orange Park	Florida	Fairfield Inn	3,132	855	6,979	43	7,877	(225)	1998	Nov-05	3 - 39 yrs.	83
Panama City	Florida	Courtyard	—	1,407	8,217	—	9,624	(214)	2006	Mar-06	3 - 39 yrs.	84
Pensacola	Florida	Courtyard	4,396	1,186	10,728	112	12,026	(433)	1997	Aug-05	3 - 39 yrs.	90

SCHEDULE III

Real Estate and Accumulated Depreciation

As of December 31, 2006

(dollars in thousands)

				Initial Cost		Subsequently Capitalized
City	State	Brand	Encumbrances			Bldg. Imp. & FF&E	Total Gross Cost (1)	Acc. Deprec.	Date of Construction	Date Acquired	Depreciable Life	# of Rooms
				Land	Bldg./ FF&E
Pensacola	Florida	Fairfield Inn	$2,638	$470	$4,703	$42	$5,215	$(186)	1995	Aug-05	3 - 39 yrs.	63
Pensacola	Florida	Hampton Inn & Suites	—	1,248	8,354	6	9,608	(435)	2005	Jul-05	3 - 39 yrs.	85
Tallahassee	Florida	Hilton Garden Inn	—	1,103	10,130	362	11,595	(582)	1997	Mar-05	3 - 39 yrs.	99
Albany	Georgia	Courtyard	—	1,253	7,658	19	8,930	(409)	2004	Jun-05	3 - 39 yrs.	84
Columbus	Georgia	Residence Inn	—	—	8,184	67	8,251	(409)	2003	Jun-05	3 - 39 yrs.	78
Savannah	Georgia	SpringHill Suites	2,994	693	5,099	10	5,802	(190)	1999	Sep-05	3 - 39 yrs.	79
Valdosta	Georgia	Courtyard	—	1,036	7,529	66	8,631	(300)	2002	Oct-05	3 - 39 yrs.	84
Mt. Olive	New Jersey	Residence Inn	—	1,410	11,331	3	12,744	(502)	2005	Sep-05	3 - 39 yrs.	123
Somerset	New Jersey	Homewood Suites	—	1,813	16,801	33	18,647	(735)	2005	Aug-05	3 - 39 yrs.	123
Saratoga Springs	New York	Hilton Garden Inn	—	2,399	15,885	186	18,470	(583)	1999	Sep-05	3 - 39 yrs.	112
Hillsboro	Oregon	Courtyard	6,577	1,879	9,484	33	11,396	(243)	1996	Mar-06	3 - 39 yrs.	155
Hillsboro	Oregon	Residence Inn	—	2,665	13,295	35	15,995	(368)	1994	Mar-06	3 - 39 yrs.	122
Hillsboro	Oregon	TownePlace Suites	—	2,150	9,715	25	11,890	(344)	1999	Dec-05	3 - 39 yrs.	136
Portland	Oregon	Residence Inn	—	4,400	38,687	212	43,299	(1,221)	2001	Dec-05	3 - 39 yrs.	258
Pittsburgh	Pennsylvania	Residence Inn	—	1,161	10,267	1,243	12,671	(435)	1998	Sep-05	3 - 39 yrs.	156
Myrtle Beach	South Carolina	Courtyard	—	1,857	7,631	850	10,338	(737)	1999	Jun-04	3 - 39 yrs.	135
Nashville	Tennessee	Homewood Suites	—	1,170	7,177	239	8,586	(437)	1999	May-05	3 - 39 yrs.	121
Arlington	Texas	SpringHill Suites	—	1,122	6,649	13	7,784	(363)	1998	Jun-05	3 - 39 yrs.	122
Arlington	Texas	TownePlace Suites	—	1,033	6,373	42	7,448	(337)	1999	Jun-05	3 - 39 yrs.	95
Dallas	Texas	SpringHill Suites	—	1,372	18,737	34	20,143	(665)	1997	Dec-05	3 - 39 yrs.	147
Fort Worth	Texas	Homewood Suites	—	1,152	8,210	408	9,770	(513)	1999	May-05	3 - 39 yrs.	137
Fort Worth	Texas	Residence Inn	—	1,873	15,586	13	17,472	(842)	2005	May-05	3 - 39 yrs.	149
Ft. Worth	Texas	SpringHill Suites	—	2,125	11,619	—	13,744	(986)	2004	May-04	3 - 39 yrs.	145
Laredo	Texas	Homewood Suites	—	1,118	9,781	4	10,903	(391)	2005	Nov-05	3 - 39 yrs.	106
Laredo	Texas	Residence Inn	—	902	10,969	4	11,875	(491)	2005	Sep-05	3 - 39 yrs.	109
Las Colinas	Texas	TownePlace Suites	—	1,205	6,256	7	7,468	(363)	1998	Jun-05	3 - 39 yrs.	136
McAllen	Texas	Hilton Garden Inn	—	1,178	8,143	366	9,687	(398)	2000	Jul-05	3 - 39 yrs.	104
Fredericksburg	Virginia	Hilton Garden Inn	—	1,822	15,362	53	17,237	(560)	2005	Dec-05	3 - 39 yrs.	148
Richmond	Virginia	Corporate Office	—	381	1,038	1,076	2,495	(268)	1893	Jun-04	3 - 39 yrs.	N/A
Kent	Washington	TownePlace Suites	—	1,841	10,721	16	12,578	(381)	1999	Dec-05	3 - 39 yrs.	152
Mukilteo	Washington	TownePlace Suites	—	1,505	11,055	24	12,584	(378)	1999	Dec-05	3 - 39 yrs.	128
Redmond	Washington	Marriott	—	9,504	56,168	231	65,903	(4,331)	2004	Jul-04	3 - 39 yrs.	262
Renton	Washington	Hilton Garden Inn	—	1,277	14,674	1,235	17,186	(565)	1998	Nov-05	3 - 39 yrs.	150
Deposits on Construction in Progress						960	960	—

			$52,131	$107,291	$746,443	$21,100	$874,834	$(37,928)				7,750

Real estate owned:	2006	2005	2004	Accumulated depreciation:	2006	2005	2004
Balance as of January 1	$803,417	$185,965	$—	Balance as of January 1	$13,247	$1,881	$—
Acquisitions	54,840	613,218	185,676	Depreciation expense	24,681	11,366	1,881
Improvements	16,577	4,234	289

Balance as of December 31	$874,834	$803,417	$185,965	Balance as of December 31	$37,928	$13,247	$1,881

(1)	The cost basis for Federal Income Tax purposes approximates the basis used in this schedule.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE REIT SIX, INC.

By:	/s/ GLADE M. KNIGHT	Date: March 7, 2007
Glade M. Knight, Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: March 7, 2007
Bryan Peery, Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ GLADE M. KNIGHT	Date: March 7, 2007
Glade M. Knight, Director

By:	/s/ LISA B. KERN	Date: March 7, 2007
Lisa B. Kern, Director

By:	/s/ BRUCE H. MATSON	Date: March 7, 2007
Bruce H. Matson, Director

By:	/s/ MICHAEL S. WATERS	Date: March 7, 2007
Michael S. Waters, Director

By:	/s/ ROBERT M. WILY	Date: March 7, 2007
Robert M. Wily, Director

Exhibit Number	Description
2.1	Master Purchase Agreement between Apple Six Hospitality Ownership, Inc. and the parties named therein dated June 14, 2005 (Incorporated by reference to Exhibit 2.1 to the registrant’s quarterly report on Form 10-Q (SEC File No 333-1112169) filed August 4, 2005)

2.2	Purchase Contract between Sunbelt Hotels—Florida II, L.L.C. and Apple Six Hospitality Ownership, Inc. dated June 14, 2005 (Incorporated by reference to Exhibit 2.2 to the registrant’s quarterly report on Form 10-Q (SEC File No 333-1112169) filed August 4, 2005)

2.3	Purchase Contract between Sunbelt Hotel Enterprises, Inc. and Apple Six Hospitality Ownership, Inc. dated June 14, 2005 (Incorporated by reference to Exhibit 2.3 to the registrant’s quarterly report on Form 10-Q (SEC File No 333-1112169) filed August 4, 2005)

2.4	Schedule of information for two additional and substantially identical purchase contracts dated June 14, 2005 (substantially identical to Exhibit 2.2 above) (Incorporated by reference to Exhibit 2.4 to the registrant’s quarterly report on Form 10-Q (SEC File No 333-1112169) filed August 4, 2005)

2.5	Schedule of information for twelve additional and substantially identical purchase contracts dated June 14, 2005 (substantially identical to Exhibit 2.3 above) (Incorporated by reference to Exhibit 2.5 to the registrant’s quarterly report on Form 10-Q (SEC File No 333-1112169) filed August 4, 2005)

2.6	Purchase Contract between McHot Property, L.P. and Apple Six Hospitality Texas, L.P. dated June 21, 2005 (Incorporated by reference to Exhibit 2.6 to the registrant’s quarterly report on Form 10-Q (SEC File No 333-1112169) filed August 4, 2005)

2.7	Purchase Contract between BMC Hotel Property, Ltd. and Apple Six Hospitality Texas, L.P. dated June 21, 2005 (Incorporated by reference to Exhibit 2.7 to the registrant’s quarterly report on Form 10-Q (SEC File No 333-1112169) filed August 4, 2005)

2.8	Purchase Contract between Temfield Hotel Property, L.P. and Apple Six Hospitality Ownership, Inc. dated June 21, 2005 (Incorporated by reference to Exhibit 2.8 to the registrant’s quarterly report on Form 10-Q (SEC File No 333-1112169) filed August 4, 2005)

2.9	Schedule of information for four additional and substantially identical purchase contracts dated June 21, 2005 (substantially identical to Exhibit 2.8 above) (Incorporated by reference to Exhibit 2.9 to the registrant’s quarterly report on Form 10-Q (SEC File No 333-1112169) filed August 4, 2005)

2.10	Purchase and Sale Agreement among Folsom Garden Hotel Company, LLC, Milpitas Garden Hotel Company, LLC, Roseville Garden Hotel Company, LLC, South San Francisco Garden Hotel Company, LLC, Renton Garden Hotel Company, LLC and Apple Six Hospitality Ownership, Inc. dated October 25, 2005 (Incorporated by reference to Exhibit 2.1 to the registrant’s quarterly report on Form 10-Q (SEC File No 333-1112169) filed November 3, 2005)

2.11	Purchase Contract dated as of November 2, 2005 between Stonebrook Hillsboro LLC, Stonebrook Kent LLC, Stonebrook Mukilteo LLC, Portland Riverplace LLC, Portland West Cym Hotel, L.L.C., Hillsboro Hotel Associates Limited Partnership and Apple Six Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 2.10 to the registrant’s Post-Effective Amendment No. 4 to Form S-11 (SEC File No 333-1112169) filed December 14, 2005)

3.1	Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-11 (SEC File No. 333-112169) effective April 23, 2004)

3.2	Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 to the registrant’s Post Effective Amendment No. 4 to Form S-11 (SEC File No. 333-112169) effective June 14, 2005)

10.1	Management Agreement dated as of May 28, 2004 between SpringHill SMC Corporation and Apple Six Services, L.P. (Incorporated by reference to Exhibit 10.1 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement o Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

Exhibit Number	Description
10.2	Owner Agreement dated as of May 28, 2004 among Apple Six Hospitality Texas, L.P., Apple Six Services, L.P. and SpringHill SMC Corporation (Incorporated by reference to Exhibit 10.2 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement o Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

10.3	Hotel Lease Agreement dated as of May 28, 2004 between Apple Six Hospitality Texas, L.P. and Apple Six Services, L.P. regarding the Fort Worth, Texas—Spring Hill Suites hotel (Incorporated by reference to Exhibit 10.3 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement o Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

10.4	Management Agreement dated as of June 8, 2004 between Courtyard Management Corporation and Apple Six Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.4 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement o Form S-11 (SEC File
No. 333-112169) filed on July 29, 2004)

10.5	Owner Agreement dated as of June 8, 2004, but effective as of June 19, 2004, among Apple Six Hospitality, Inc., Apple Six Hospitality Management, Inc. and Courtyard Management Corporation (Incorporated by reference to Exhibit 10.5 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement o Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

10.6	Schedule of information for substantially identical Hotel Lease Agreement dated as of June 8, 2004 between Apple Six Hospitality, Inc. and Apple Six Hospitality Management, Inc. regarding the Myrtle Beach, South Carolina hotel (Incorporated by reference to Exhibit 10.6 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement o Form S-11 (SEC File
No. 333-112169) filed on July 29, 2004)

10.7	Management Agreement dated as of July 22, 2002 between Marriott International, Inc. and Redmar Property, L.P., as assigned by Consent, Assignment and Assumption and Amendment of Management Agreement dated as of July 6, 2004, but effective June 12, 2004, among Marriott International, Inc., Redmar Property, L.P., Apple Six Hospitality Management, Inc. and Apple Six Hospitality, Inc. regarding the Redmond, Washington hotel (Incorporated by reference to Exhibit 10.7 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement o Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

10.8	Owner Agreement dated as of July 6, 2004, but effective as of June 12, 2004, among apple Six Hospitality Management, Inc., Apple Six Hospitality, Inc. and Marriott International, Inc. (Incorporated by reference to Exhibit 10.8 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

10.9	Hotel Lease Agreement dated as of June 12, 2004 between Apple Six Hospitality, Inc. and Apple Six Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.9 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (SEC File
No. 333-112169) filed on July 29, 2004)

10.10	Advisory Agreement between the Registrant and Apple Six Advisors, Inc. (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q (SEC File No. 333-112169) filed May 13, 2004)

10.11	Property Acquisition/Disposition Agreement between the Registrant and Apple Six Realty Group, Inc. (Incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q (SEC File NO. 333-112169) filed May 13, 2004)

10.12	Apple REIT Six, Inc. 2004 Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q (SEC File No. 333-112169) filed May 13, 2004) *

10.13	Apple REIT Six, Inc. 2004 Non-Employee Directors Stock Option Plan. (Incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q (SEC File No. 333-112169) filed May 13, 2004) *

Exhibit Number	Description
10.14	Management Agreement dated as of July 22, 2002 between Marriott International, Inc. and Redmar Property, L.P., as assigned by Consent, Assignment and Assumption and Amendment of Management Agreement dated as of July 6, 2004, but effective June 12, 2004, among Marriott International, Inc., Redmar Property, L.P., Apple Six Hospitality Management, Inc. and Apple Six Hospitality, Inc. regarding the Redmond, Washington hotel (Incorporated by reference to Exhibit 10.7 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement o Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

10.15	Owner Agreement dated as of July 6, 2004, but effective as of June 12, 2004, among apple Six Hospitality Management, Inc., Apple Six Hospitality, Inc. and Marriott International, Inc. (Incorporated by reference to Exhibit 10.8 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement o Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

10.16	Management Agreement dated as of July 22, 2002 between Marriott International, Inc. and Redmar Property, L.P., as assigned by Consent, Assignment and Assumption and Amendment of Management Agreement dated as of July 6, 2004, but effective June 12, 2004, among Marriott International, Inc., Redmar Property, L.P., Apple Six Hospitality Management, Inc. and Apple Six Hospitality, Inc. regarding the Redmond, Washington hotel (Incorporated by reference to Exhibit 10.7 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

10.17	Owner Agreement dated as of July 6, 2004, but effective as of June 12, 2004, among apple Six Hospitality Management, Inc., Apple Six Hospitality, Inc. and Marriott International, Inc. (Incorporated by reference to Exhibit 10.8 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

10.18	Schedule of information for eight additional and substantially identical Hotel Lease Agreements dated as of October 12, 2004 regarding eight hotels (substantially identical to Exhibit 10.9 immediately above). (Incorporated by reference to Exhibit 10.14 to the Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 (SEC File No. 333-112169) filed on October 29, 2004)

21.1	Subsidiaries of Apple REIT Six, Inc. (FILED HEREWITH)

23.1	Consent of Ernst & Young LLP (FILED HEREWITH)

31.1	Certification of the registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Action of 2002 (FILED HEREWITH)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

*	Denotes compensation plan.