Form 10-Q
period 2007-03-31
APPLE REIT SIX INC
filed 2007-05-03
CIK 1277151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 000-51270

APPLE REIT SIX, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	20-0620523
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

814 EAST MAIN STREET RICHMOND, VIRGINIA	23219
(Address of principal executive offices)	(Zip Code)

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

Number of registrant’s common shares outstanding as of May 1, 2007: 89,301,074

APPLE REIT SIX, INC.

FORM 10-Q

INDEX

			Page Number
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements (Unaudited)

		Consolidated Balance Sheets -	3
		March 31, 2007 and December 31, 2006
		Consolidated Statements of Operations -	4
		Three months ended March 31, 2007 and
		Three months ended March 31, 2006
		Consolidated Statements of Cash Flows -	5
		Three months ended March 31, 2007 and
		Three months ended March 31, 2006
		Notes to Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

	Item 4.	Controls and Procedures	14

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings (not applicable)

	Item 1A.	Risk Factors (not applicable)

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

	Item 3.	Defaults Upon Senior Securities (not applicable)

	Item 4.	Submission of Matters to a Vote of Security Holders (not applicable)

	Item 5.	Other Information (not applicable)

	Item 6.	Exhibits	16

Signatures			17

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

Apple REIT Six, Inc.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	March 31, 2007	December 31, 2006
ASSETS
Investment in real estate, net of accumulated depreciation of $44,478 and $37,928, respectively	$830,656	$836,906
Cash and cash equivalents	13,319	26,160
Restricted cash-furniture, fixtures and other escrows	3,829	3,350
Due from third party manager, net	13,883	8,948
Other assets, net	12,402	11,475

TOTAL ASSETS	$874,089	$886,839

LIABILITIES
Notes payable	$53,162	$53,660
Accounts payable and accrued expenses	4,074	7,133

TOTAL LIABILITIES	57,236	60,793

SHAREHOLDERS’ EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	—	—
Series A preferred stock, no par value, authorized 200,000,000 shares; issued and outstanding 89,468,070 and 89,773,345 shares, respectively	—	—
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 and 240,000 shares, respectively	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 89,468,070 and 89,773,345 shares, respectively	879,853	883,174
Distributions greater than net income	(63,024)	(57,152)

TOTAL SHAREHOLDERS’ EQUITY	816,853	826,046

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$874,089	$886,839

See notes to consolidated financial statements.

Apple REIT Six, Inc.

Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three months ended March 31, 2007	Three months ended March 31, 2006
Revenues:
Room revenue	$55,485	$48,906
Other revenue	4,694	4,180

Total revenue	60,179	53,086

Expenses:
Operating expense	14,827	14,062
Hotel administrative expense	4,887	4,289
Sales and marketing	4,547	4,142
Utilities	2,384	2,287
Repair and maintenance	2,631	2,204
Franchise fees	2,397	1,950
Management fees	2,602	2,309
Taxes, insurance and other	3,333	3,165
General and administrative	1,380	967
Depreciation expense	6,762	6,020

Total expenses	45,750	41,395

Operating income	14,429	11,691

Interest expense, net	(648)	(707)

Net income	$13,781	$10,984

Basic and diluted net income per common share	$0.15	$0.13

Weighted average common shares outstanding - basic and diluted	89,346	86,401

Distributions declared per common share	$0.22	$0.22

See notes to consolidated financial statements.

Apple REIT Six, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three months ended March 31, 2007	Three months ended March 31, 2006
Cash flow provided by operating activities:
Net income	$13,781	$10,984
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	6,762	6,020
Amortization of deferred financing costs and fair value adjustments	(103)	(107)
Changes in operating assets and liabilities, net of amounts acquired/assumed:
Due from third party manager	(4,935)	(6,668)
Other assets	(1,084)	(2,170)
Accounts payable and accrued expenses	(2,168)	762

Net cash provided by operating activities	12,253	8,821

Cash flow from investing activities:
Cash paid in acquisition of hotels	—	(28,907)
Cash paid for potential acquisition of hotels	—	(10,153)
Acquisition of other assets	(122)	(8,787)
Capital improvements	(1,690)	(4,213)
Net increase in cash restricted for property improvements	(402)	(427)
Other investing activities, net	455	—

Net cash used in investing activities	(1,759)	(52,487)

Cash flow from financing activities:
Payment of financing costs	—	(93)
Repayment of secured notes payable	(363)	(28,309)
Net proceeds from issuance of common stock	8,191	88,158
Redemptions of common stock	(11,512)	(4,316)
Cash distributions paid to shareholders	(19,651)	(18,809)

Net cash provided by (used in) financing activities	(23,335)	36,631

Decrease in cash and cash equivalents	(12,841)	(7,035)

Cash and cash equivalents, beginning of period	26,160	35,948

Cash and cash equivalents, end of period	$13,319	$28,913

Supplemental information:
Interest paid	$942	$964

Non-cash transactions:
Notes payable-secured assumed in acquisitions	$—	$6,663

See notes to consolidated financial statements.

NOTES TO CON SOLIDATED FINANCIAL STATEMENTS

Note 1

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financials should be read in conjunction with the Company’s audited financial statements included in its 2006 Annual Report on Form 10-K. Operating results for the period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the period ending December 31, 2007.

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

Earnings per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. There were no potential common shares with a dilutive effect during the three months ended March 31, 2007 or 2006. Series B convertible preferred shares are not included in earnings per common share calculations until such time the Series B preferred convertible shares are converted to common shares.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Adopted Accounting Pronouncements

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. This interpretation requires that income tax positions recognized in an entity’s returns have a more-likely-than-not chance of being sustained prior to recording the related tax benefit in the financial statements. Tax benefits would be derecognized if information became available which indicated that it was more-likely-than-not that the position would not be sustained. The adoption of this interpretation has not had a material impact on the Company’s results of operations or financial position.

Note 3

Investments in Hotels

The Company owned 67 hotels as of March 31, 2007. Five of the hotels were acquired during the first half of 2006. The Company is under contract for two hotels that are under development. The estimated purchase price upon completion of the two hotels is approximately $26 million. The completion of one of these hotels is expected in late 2007 and the other in early 2008. The contracts are subject to normal due diligence and no assurance can be given that the purchases will be consummated.

Note 4

Related Parties

The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company has a contract with ASRG, a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of March 31, 2007, payments to ASRG for services under the terms of this contract have totaled $16.6 million since inception, which were capitalized as a part of the purchase price of the hotels. There were no fees incurred during the first quarter of 2007 under this contract.

The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“ASA”), pursuant to which ASA provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. ASA utilizes Apple Hospitality Two, Inc. to provide these services. Expenses related to the ASA agreement, for the period ended March 31, 2007 and 2006, totaled approximately $832,000 and $504,000, respectively.

Mr. Knight is Chairman and Chief Executive Officer of ASRG, ASA, Apple Hospitality Two, Inc. (a hospitality REIT), Apple Hospitality Five, Inc. (a hospitality REIT) and Apple REIT Seven, Inc. (a diversified REIT). The members of the Company’s Board of Directors are also on the board of Apple Hospitality Two, Inc. and Apple Hospitality Five, Inc.

Note 5

Shareholders’ Equity

In July 2005, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually paid for the Unit; or (2) $11.00 per Unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the three months ended March 31, 2007, the Company redeemed approximately 1.0 million Units in the amount of $11.5 million under the program.

In February 2006, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. During the three months ended March 31, 2007, approximately 745,000 Units, representing $8.2 million in proceeds to the Company, were issued under the plan.

Note 6

Subsequent Events

In April 2007, the Company declared and paid approximately $6.6 million, or $.073 per share, in distributions to its common shareholders of which $2.7 million or 248,480 Units were reinvested under the Company’s Dividend Reinvestment Plan.

On April 20, 2007, the Company redeemed 415,476 Units in the amount of $4.6 million under its Unit Redemption Program.

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

(in thousands except statistical data)	Three months ended March 31, 2007	Percent of Revenue	Three months ended March 31, 2006	Percent of Revenue	Percent Change
Total revenues	$60,179	100%	$53,086	100%	13%
Hotel direct expenses	34,275	57%	31,243	59%	10%
Taxes, insurance and other expense	3,333	6%	3,165	6%	5%
General and administrative expense	1,380	2%	967	2%	43%

Depreciation	6,762		6,020		12%
Interest expense, net	648		707		-8%

Number of Hotels	67		66		2%
ADR	$110		$101		9%
Occupancy	72%		72%		—%
RevPAR	$79		$73		8%

Hotels Owned

As of March 31, 2007, the Company owned 67 hotels, with a total of 7,750 rooms. The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

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

Results of Operations

In general, performance at the Company’s hotels has met expected financial results. Hotel performance is impacted by many factors including the economic conditions in the United States, as well as each locality. As a result, there can be no assurance that the Company’s operating performance will continue to meet expectations in the future.

Revenues

The Company’s principal source of revenue is hotel room revenue and other related revenue. Hotel operations are for the 67 hotels acquired through March 31, 2007 for their respective periods owned. For the three months ended March 31, 2007 and 2006, the Company had total revenue of $60.2 and $53.1 million, respectively. For the three months ended March 31, 2007 and 2006, the hotels achieved average occupancy of 72%, average daily rate, or ADR of $110 and $101 and revenue per available room, or RevPAR of $79 and $73. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR. These rates are consistent with industry and brand averages. The industry and the Company have seen RevPAR increases due to increases in demand exceeding increases in supply of hotel rooms in the markets where the Company’s hotels are located. The Company continually works with the hotel managers to maximize rates and anticipates similar growth in RevPAR as compared to 2006 for the remainder of 2007.

Expenses

For the three months ended March 31, 2007 and 2006, hotel operating expenses totaled $34.3 and $31.2 million, or 57% and 59% of total revenue, respectively. This percentage has decreased as revenues for newly opened properties have increased and ADR has increased.

Taxes, insurance, and other expenses for the three months ended March 31, 2007 and 2006 were $3.3 and $3.2 million or 6% of total revenue for each period.

General and administrative expense for the three months ended March 31, 2007 and 2006 was $1.4 and $1.0 million, or 2% total revenue for each period. The principal components of general and administrative expense are advisory fees, legal fees, accounting fees and reporting expense.

Depreciation expense for the three months ended March 31, 2007 and 2006 was $6.8 and $6.0 million. Depreciation expense represents expense of the Company’s 67 hotels and related personal property for their respective periods owned.

Interest expense, net for the three months ended March 31, 2007 and 2006, was $0.6 and $0.7 million. Interest expense arose from debt assumed with 14 of the properties acquired and short term financing used in the first quarter of 2006 to bridge the purchase of properties and the raising of capital. Total debt assumed was approximately $54.1 million.

Liquidity and Capital Resources

Operating cash flow from the properties owned and cash on hand ($13.3 million at March 31, 2007) are the Company’s principal source of liquidity. In addition, the Company may borrow funds, subject to limitations set forth in its bylaws. The Company anticipates that cash flow, and cash on hand, will be adequate to cover substantially all of its operating expenses and to permit the Company to meet substantially all of its anticipated liquidity requirements, including distributions and capital expenditures.

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, an amount of 3% to 5% of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. As of March 31, 2007, the Company had made approximately $1.7 million of capital expenditures during 2007. The Company expects to make a total of approximately $12 million of capital expenditures for the full year of 2007.

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions in the first quarter of 2007 totaled $19.7 million and were paid monthly at a rate of $0.073 per common share and included a return of capital. For the same period the Company’s cash generated from operations was $12.3 million. The shortfall was funded by cash on hand. As the hotel industry is seasonal, the Company anticipates that cash generated from operations for the full year will exceed distributions. Any interim shortfalls will be funded from cash on hand. The Company intends to continue paying dividends on a monthly basis at an annual rate of 8%. Since there can be no assurance of the ability of the Company’s properties to provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate.

In February 2006, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. During the three months ended March 31, 2007, approximately 745,000 Units, representing $8.2 million in proceeds to the Company, were issued under the plan.

In July 2005, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually paid for the Unit; or (2) $11.00 per Unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the three months ended March 31, 2007, the Company redeemed approximately 1.0 million Units in the amount of $11.5 million under the program. It is anticipated the funds required for the redemption program will be substantially offset by the funds received from the Dividend Reinvestment Plan over the course of the calendar year.

Related Party Transactions

The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company has a contract with ASRG, a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of March 31, 2007, payments to ASRG for services under the terms of this contract have totaled $16.6 million since inception, which were capitalized as a part of the purchase price of the hotels. There were no fees incurred during the first quarter of 2007 under this contract.

The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“ASA”), pursuant to which ASA provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. ASA utilizes Apple Hospitality Two, Inc. to provide these services. Expenses related to the ASA agreement, for the period ended March 31, 2007 and 2006, totaled approximately $832,000 and $504,000, respectively.

Mr. Knight is Chairman and Chief Executive Officer of ASRG, ASA, Apple Hospitality Two, Inc. (a hospitality REIT), Apple Hospitality Five, Inc. (a hospitality REIT) and Apple REIT Seven, Inc. (a diversified REIT). The members of the Company’s Board of Directors are also on the board of Apple Hospitality Two, Inc. and Apple Hospitality Five, Inc.

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

Recently Adopted Accounting Pronouncements

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. This interpretation requires that income tax positions recognized in an entity’s returns have a more-likely-than-not chance of being sustained prior to recording the related tax benefit in the financial statements. Tax benefits would be derecognized if information became available which indicated that it was more-likely-than-not that the position would not be sustained. The adoption of this interpretation has not had a material impact on the Company’s results of operations or financial position.

Subsequent Events

In April 2007 the Company declared and paid approximately $6.6 million, or $.073 per share, in distributions to its common shareholders, of which $2.7 million or 248,480 Units were reinvested under the Company’s Dividend Reinvestment Plan.

On April 20, 2007, the Company redeemed 415,476 Units in the amount of $4.6 million under its Unit Redemption Program.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of March 31, 2007, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to changes in short term money market rates as it invests the proceeds from sale of Units pending use in acquisitions and renovations. Based on the Company’s cash invested at March 31, 2007, of $13.3 million, every 100 basis points change in interest rates will impact the Company’s annual net income by $133,000, all other factors remaining the same.

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

Unit Redemption Program

In July 2005, the Company instituted a share redemption program to provide its shareholders who have held their Units for at least one year with the benefit of limited interim liquidity, by presenting for redemption all or any portion of their Units at any time and in accordance with certain procedures. Once this time limitation has been met, the Company may, subject to certain conditions and limitations, redeem the Units presented for redemption for cash, to the extent that the Company has sufficient funds available to fund the redemption. If Units are held for the required one-year period, the Units may be redeemed for a purchase price equal to the lesser of: (1) $11.00 per Unit; or (2) the purchase price per Unit that was actually paid for the Units. The board of directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period, reject any request for redemption, change the purchase price for redemptions or otherwise amend the terms of, suspend, or terminate the Unit redemption program. The following is a summary of redemptions during the first quarter of 2007:

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
January 2007	1,049,921	$10.96	4,403,244	(1)

(1)	The maximum number of Units that may be redeemed in any 12 month period is limited to five percent (5.0%) of the weighted average number of Units outstanding from the beginning of the 12 month period.

Item 6.	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-11 (SEC File No. 333-112169) effective April 23, 2004)

3.2	Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Post-Effective Amendment No. 4 to Form S-11 (SEC File No. 333-112169) effective June 14, 2005).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act, as amended (FILED HEREWITH).

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act, as amended (FILED HEREWITH).

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE REIT SIX, INC.

By:	/s/ GLADE M. KNIGHT	Date: May 3, 2007
Glade M. Knight,
Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: May 3, 2007
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)