Form 10-Q
period 2007-06-30
APPLE REIT SIX INC
filed 2007-08-03
CIK 1277151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 000-51270

APPLE REIT SIX, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	20-0620523
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

814 EAST MAIN STREET RICHMOND, VIRGINIA	23219
(Address of principal executive offices)	(Zip Code)

(804) 344-8121

(Registrant's telephone number, including area code)

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

Number of registrant’s common shares outstanding as of August 1, 2007: 89,455,552

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

Apple REIT Six, Inc.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	June 30, 2007	December 31, 2006
ASSETS
Investment in real estate, net of accumulated depreciation of $51,128 and $37,928, respectively	$827,342	$836,906
Cash and cash equivalents	21,958	26,160
Restricted cash-furniture, fixtures and other escrows	3,842	3,350
Due from third party manager, net	14,825	8,948
Other assets, net	9,212	11,475

TOTAL ASSETS	$877,179	$886,839

LIABILITIES
Notes payable	$52,677	$53,660
Accounts payable and accrued expenses	5,264	7,133

TOTAL LIABILITIES	57,941	60,793

SHAREHOLDERS' EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	—	—
Series A preferred stock, no par value, authorized 200,000,000 shares; issued and outstanding 89,801,595 and 89,773,345 shares, respectively	—	—
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 and 240,000 shares, respectively	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 89,801,595 and 89,773,345 shares, respectively	883,595	883,174
Distributions greater than net income	(64,381)	(57,152)

TOTAL SHAREHOLDERS' EQUITY	819,238	826,046

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$877,179	$886,839

See notes to consolidated financial statements.

Apple REIT Six, Inc.

Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three months ended June 30, 2007	Three months ended June 30, 2006	Six Months ended June 30, 2007	Six Months ended June 30, 2006
Revenues:
Room revenue	$62,791	$57,567	$118,276	$106,473
Other revenue	5,168	4,570	9,862	8,750

Total revenue	67,959	62,137	128,138	115,223

Expenses:
Operating expense	16,354	16,099	31,181	30,161
Hotel administrative expense	5,106	4,679	9,993	8,968
Sales and marketing	5,082	4,830	9,629	8,972
Utilities	2,322	2,327	4,706	4,614
Repair and maintenance	2,799	2,572	5,430	4,776
Franchise fees	2,698	2,374	5,095	4,324
Management fees	2,741	2,419	5,343	4,728
Taxes, insurance and other	3,722	3,416	7,055	6,581
General and administrative	1,371	1,219	2,751	2,186
Depreciation expense	6,862	6,417	13,624	12,437

Total expenses	49,057	46,352	94,807	87,747

Operating income	18,902	15,785	33,331	27,476

Interest expense, net	(584)	(594)	(1,232)	(1,301)

Net income	$18,318	$15,191	$32,099	$26,175

Basic and diluted net income per common share	$0.20	$0.17	$0.36	$0.30

Weighted average common shares outstanding - basic and diluted	89,516	90,004	89,433	88,155
Distributions declared per common share	$0.22	$0.22	$0.44	$0.44

See notes to consolidated financial statements.

Apple REIT Six, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six months ended June 30, 2007	Six months ended June 30, 2006
Cash flow provided by operating activities:
Net income	$32,099	$26,175
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	13,624	12,437
Amortization of deferred financing costs and fair value adjustments	(205)	(211)
Stock option expense	68	69
Changes in operating assets and liabilities, net of amounts acquired/assumed:
Due from third party manager	(5,877)	(5,828)
Other assets	(767)	(256)
Accounts payable and accrued expenses	(1,021)	1,449

Net cash provided by operating activities	37,921	33,835

Cash flow used in investing activities:
Cash paid in acquisition of hotels	—	(38,763)
Acquisition of other assets	(147)	(8,247)
Capital improvements	(2,633)	(8,059)
Net increase in cash restricted for property improvements	(500)	(345)
Other investing activities, net	846	—

Net cash used in investing activities	(2,434)	(55,414)

Cash flow from financing activities:
Payment of financing costs	—	(101)
Repayment of secured notes payable	(714)	(28,634)
Net proceeds from issuance of common stock	16,430	94,010
Redemptions of common stock	(16,077)	(11,930)
Cash distributions paid to shareholders	(39,328)	(38,610)

Net cash provided by (used in) financing activities	(39,689)	14,735

Decrease in cash and cash equivalents	(4,202)	(6,844)

Cash and cash equivalents, beginning of period	26,160	35,948

Cash and cash equivalents, end of period	$21,958	$29,104

Supplemental information:
Interest paid	$1,896	$1,990

Non-cash transactions:
Notes payable-secured assumed in acquisitions	$—	$6,663

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financials should be read in conjunction with the Company’s audited financial statements included in its 2006 Annual Report on Form 10-K. Operating results for the period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the period ending December 31, 2007.

Note 2

General Information and Summary of Significant Accounting Policies

Organization

Apple REIT Six, Inc. (the “Company”) is a Virginia corporation formed to invest in hotels and other selected real estate in select metropolitan areas in the United States. Initial capitalization occurred on January 20, 2004 and operations began on May 28, 2004 when the Company acquired its first hotel. On March 3, 2006, the Company concluded its best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share). The Company has no foreign operations or assets and its operating structure includes only one segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company transactions and balances have been eliminated upon consolidation.

Earnings per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. There were no potential common shares with a dilutive effect during the three and six months ended June 30, 2007 or 2006. Series B convertible preferred shares are not included in earnings per common share calculations until such time the Series B preferred convertible shares are converted to common shares.

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

Note 3

Investments in Hotels

The Company owned 67 hotels as of June 30, 2007. Five of the hotels were acquired during the first half of 2006. The Company is under contract for two hotels that are under development. The estimated purchase price upon completion of the two hotels is approximately $26 million. The completion of one of these hotels is expected in late 2007 and the other in early 2008. The contracts are subject to normal due diligence and no assurance can be given that the purchases will be consummated.

Note 4

Related Parties

The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company has a contract with Apple Six Realty Group, Inc. (“ASRG”), a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of June 30, 2007, payments to ASRG for services under the terms of this contract have totaled $16.6 million since inception, which were capitalized as a part of the purchase price of the hotels. There were no fees incurred during the first six months of 2007 under this contract.

The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“ASA”), pursuant to which ASA provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. Effective May 2007, ASA utilizes Apple Hospitality Five, Inc. to provide these services. Until May 2007, ASA used Apple Hospitality Two, Inc. to provide these services. Expenses related to the ASA agreement for the six months ended June 30, 2007 and 2006, totaled approximately $1.6 million and $1.1 million, respectively.

Mr. Knight is Chairman and Chief Executive Officer of ASRG, ASA, Apple Hospitality Five, Inc. (a hospitality REIT), Apple REIT Seven, Inc. (a diversified REIT) and Apple REIT Eight, Inc. (a newly formed company that intends to qualify as a REIT). Mr. Knight was also Chairman and Chief Executive Officer of Apple Hospitality Two, Inc. (a hospitality REIT) until May 2007. Members of the Company’s Board of Directors are also on the boards of Apple Hospitality Five, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc. and, until May 2007, were on the board of Apple Hospitality Two, Inc.

Note 5

Shareholders’ Equity

In July 2005, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually paid for the Unit; or (2) $11.00 per Unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the six months ended June 30, 2007, the Company redeemed approximately 1.5 million Units in the amount of $16.1 million under the program.

In February 2006, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. During the six months ended June 30, 2007, approximately 1.5 million Units, representing $16.4 million in proceeds to the Company, were issued under the plan.

In January 2004, the Board of Directors approved a Non-Employee Directors Stock Option Plan whereby directors, who are not employees of the Company or affiliates, automatically receive the option to purchase Units. During the second quarters of 2007 and 2006 the Company issued approximately 72,000 directors’ stock options in each period and share-based expense of approximately $68,000 and $69,000, respectively, was recorded.

Note 6

Subsequent Events

In July 2007, the Company declared and paid approximately $6.6 million, or $.073 per share, in distributions to its common shareholders of which $2.8 million or 251,940 Units were reinvested under the Company’s Dividend Reinvestment Plan.

On July 20, 2007, the Company redeemed 597,983 Units in the amount of $6.6 million under its Unit Redemption Program.

In July 2007, Apple Hospitality Five, Inc. (“AHF”) entered into a definitive merger agreement with an unrelated third party. The transaction is subject to numerous customary closing conditions. If the merger is completed as anticipated, the Company will acquire all of AHF’s interest in Apple Fund Management, LLC, which is a wholly-owned subsidiary of AHF that provides the services to the Company under its advisory agreements with ASA and ASRG. There would be no significant incremental cost to the Company as a result of acquiring this entity.

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

	Three months ended June 30,					Six months ended June 30,
	2007	Percent of Revenue	2006	Percent of Revenue	Percent change	2007	Percent of Revenue	2006	Percent of Revenue	Percent change
Total revenues	$67,959	100%	$62,137	100%	9%	$128,138	100%	$115,223	100%	11%
Hotel direct expenses	37,102	55%	35,300	57%	5%	71,377	56%	66,543	58%	7%
Taxes, insurance and other expense	3,722	5%	3,416	5%	9%	7,055	6%	6,581	6%	7%
General and administrative	1,371	2%	1,219	2%	12%	2,751	2%	2,186	2%	26%
Depreciation	6,862		6,417		7%	13,624		12,437		10%

Interest expense, net	584		594		-2%	1,232		1,301		-5%

ADR	$114		$105		9%	$112		$103		9%
Occupancy	78%		78%		—%	75%		75%		—%
RevPAR	$89		$82		9%	$84		$78		8%

Hotels Owned

As of June 30, 2007, the Company owned 67 hotels, with a total of 7,750 rooms. The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Birmingham	Alabama	Fairfield Inn	LBA	8/25/05	63	$2,176
Dothan	Alabama	Courtyard	LBA	8/11/05	78	8,016
Dothan	Alabama	Hampton Inn & Suites	LBA	6/24/05	85	8,673
Huntsville	Alabama	Fairfield Inn	LBA	9/30/05	79	4,954
Huntsville	Alabama	Residence Inn	LBA	6/24/05	78	8,288
Montgomery	Alabama	SpringHill Suites	LBA	9/30/05	79	6,835
Tuscaloosa	Alabama	Courtyard	LBA	8/25/05	78	7,551
Tuscaloosa	Alabama	Fairfield Inn	LBA	8/25/05	63	3,982
Anchorage	Alaska	Hampton Inn	Stonebridge	3/14/05	101	11,500
Anchorage	Alaska	Hilton Garden Inn	Stonebridge	10/12/04	125	18,900
Anchorage	Alaska	Homewood Suites	Stonebridge	10/12/04	122	13,200
Phoenix	Arizona	Hampton Inn	Stonebridge	10/12/04	99	6,700
Tempe	Arizona	SpringHill Suites	Western	6/30/05	121	8,060
Tempe	Arizona	TownePlace Suites	Western	6/30/05	119	8,128
Arcadia	California	Hilton Garden Inn	Stonebridge	10/12/04	124	12,000
Arcadia	California	SpringHill Suites	Stonebridge	10/12/04	86	8,100
Bakersfield	California	Hilton Garden Inn	Hilton	3/18/05	120	11,500
Folsom	California	Hilton Garden Inn	Inn Ventures	11/30/05	100	18,028
Foothill Ranch	California	Hampton Inn	Stonebridge	4/21/05	84	7,400
Lake Forest	California	Hilton Garden Inn	Stonebridge	10/12/04	103	11,400
Milpitas	California	Hilton Garden Inn	Inn Ventures	11/30/05	161	18,600
Roseville	California	Hilton Garden Inn	Inn Ventures	11/30/05	131	20,759
San Francisco	California	Hilton Garden Inn	Inn Ventures	1/30/06	169	12,266
Boulder	Colorado	Marriott	WLS	5/9/05	157	30,000
Glendale	Colorado	Hampton Inn & Suites	Stonebridge	10/12/04	133	14,700
Lakewood	Colorado	Hampton Inn	Stonebridge	10/12/04	170	10,600
Farmington	Connecticut	Courtyard	WLS	10/20/05	119	16,330
Rocky Hill	Connecticut	Residence Inn	WLS	8/1/05	96	12,070
Wallingford	Connecticut	Homewood Suites	WLS	7/8/05	104	12,780
Clearwater	Florida	SpringHill Suites	LBA	2/17/06	79	6,923
Lake Mary	Florida	Courtyard	LBA	3/18/05	86	6,000
Lakeland	Florida	Residence Inn	LBA	6/24/05	78	9,886
Orange Park	Florida	Fairfield Inn	LBA	11/8/05	83	7,221
Panama City	Florida	Courtyard	LBA	4/26/06	84	9,245
Pensacola	Florida	Courtyard	LBA	8/25/05	90	11,369
Pensacola	Florida	Fairfield Inn	LBA	8/25/05	63	4,858
Pensacola	Florida	Hampton Inn & Suites	LBA	7/21/05	85	9,279
Tallahassee	Florida	Hilton Garden Inn	Hilton	3/18/05	99	10,850
Albany	Georgia	Courtyard	LBA	6/24/05	84	8,597
Columbus	Georgia	Residence Inn	LBA	6/24/05	78	7,888
Savannah	Georgia	SpringHill Suites	LBA	9/30/05	79	5,407
Valdosta	Georgia	Courtyard	LBA	10/3/05	84	8,284
Mt. Olive	New Jersey	Residence Inn	WLS	9/15/05	123	12,070
Somerset	New Jersey	Homewood Suites	WLS	8/17/05	123	17,750
Saratoga Springs	New York	Hilton Garden Inn	WLS	9/29/05	112	17,750
Hillsboro	Oregon	Courtyard	Inn Ventures	3/9/06	155	11,000
Hillsboro	Oregon	Residence Inn	Inn Ventures	3/9/06	122	15,500
Hillsboro	Oregon	TownePlace Suites	Inn Ventures	12/19/05	136	11,500
Portland	Oregon	Residence Inn	Inn Ventures	12/19/05	258	42,000
Pittsburgh	Pennsylvania	Residence Inn	WLS	9/2/05	156	11,000
Myrtle Beach	South Carolina	Courtyard	Marriott	6/8/04	135	9,200
Nashville	Tennessee	Homewood Suites	Hilton	5/24/05	121	8,103
Arlington	Texas	SpringHill Suites	Western	6/30/05	122	7,486
Arlington	Texas	TownePlace Suites	Western	6/30/05	95	7,148
Dallas	Texas	SpringHill Suites	Western	12/9/05	147	19,500
Ft. Worth	Texas	Homewood Suites	Hilton	5/24/05	137	9,097
Ft. Worth	Texas	Residence Inn	Western	5/6/05	149	17,000
Ft. Worth	Texas	SpringHill Suites	Marriott	5/28/04	145	13,340
Laredo	Texas	Homewood Suites	Western	11/30/05	106	10,500
Laredo	Texas	Residence Inn	Western	9/12/05	109	11,445
Las Colinas	Texas	TownePlace Suites	Western	6/30/05	136	7,178
McAllen	Texas	Hilton Garden Inn	Western	7/19/05	104	9,000
Fredericksburg	Virginia	Hilton Garden Inn	Hilton	12/20/05	148	16,600
Kent	Washington	TownePlace Suites	Inn Ventures	12/19/05	152	12,000
Mukilteo	Washington	TownePlace Suites	Inn Ventures	12/19/05	128	12,000
Redmond	Washington	Marriott	Marriott	7/7/04	262	64,000
Renton	Washington	Hilton Garden Inn	Inn Ventures	11/30/05	150	16,096

				Total	7,750	$827,566

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

Revenues

The Company’s principal source of revenue is hotel room revenue and other related revenue. Hotel operations are for the 67 hotels acquired through June 30, 2007 for their respective periods owned. For the three months ended June 30, 2007 and 2006, the Company had total revenue of $68.0 and $62.1 million, respectively, with average occupancy of 78% in both periods, average daily rate (ADR) of $114 and $105 and revenue per available room (RevPAR) of $89 and $82. For the six months ended June 30, 2007 and 2006, the Company had total revenue of $128.1 and $115.2 million, respectively, with average occupancy of 75% in both periods, ADR of $112 and $103 and RevPAR of $84 and $78. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR. These rates are consistent with industry and brand averages. The industry and the Company have seen RevPAR increases due to increases in demand exceeding increases in supply of hotel rooms in the markets where the Company’s hotels are located. Additionally, the Company continually works with the hotel managers to maximize rates. Although supply is beginning to increase in certain markets that the company serves, similar growth in RevPAR as compared to 2006 is anticipated for the remainder of 2007.

Expenses

For the three months ended June 30, 2007 and 2006, hotel operating expenses totaled $37.1 and $35.3 million, or 55% and 57% of total revenue, respectively. For the six months ended June 30, 2007 and 2006, hotel operating expenses totaled $71.4 and $66.5 million, or 56% and 58% of total revenue, respectively. This percentage has decreased as revenues for newly opened properties have increased and ADR has increased.

Taxes, insurance, and other expenses for the three months ended June 30, 2007 and 2006 were $3.7 and $3.4 million or 5% of total revenue for each period. For the six months ended June 30, 2007 and 2006, taxes, insurance, and other expenses were $7.1 and $6.6 million or 6% of total revenue for each period.

General and administrative expenses for the three months ended June 30, 2007 and 2006 were $1.4 and $1.2 million, or 2% of total revenue for each period. For the six months ended June 30, 2007 and 2006, general and administrative expenses were $2.8 and $2.2 million, or 2% of total revenue. The principal components of general and administrative expense are advisory fees, accounting fees and reporting expense.

Depreciation expense for the three months ended June 30, 2007 and 2006 was $6.9 and $6.4 million. Depreciation expense for the six months ended June 30, 2007 and 2006 was $13.6 and $12.4 million. Depreciation expense represents expense of the Company’s 67 hotels and related personal property for their respective periods owned.

Interest expense, net was $0.6 million for both the three months ended June 30, 2007 and the three months ended June 30, 2006. Interest expense, net for the six months ended June 30, 2007 and 2006 was $1.2 and $1.3 million, respectively. Interest expense arose from debt assumed with 14 of the properties acquired and short term financing used in the first quarter of 2006 to bridge the purchase of properties and the raising of capital. Total debt assumed was approximately $54.1 million.

Liquidity and Capital Resources

Operating cash flow from the properties owned and cash on hand ($22.0 million at June 30, 2007) are the Company’s principal source of liquidity. In addition, the Company may borrow funds, subject to limitations set forth in its bylaws. The Company anticipates that cash flow, and cash on hand, will be adequate to cover substantially all of its operating expenses and to permit the Company to meet substantially all of its anticipated liquidity requirements, including distributions, capital expenditures and debt service.

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, an amount of 3% to 5% of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. As of June 30, 2007, the Company had made approximately $2.6 million of capital expenditures during 2007. The Company expects to make a total of approximately $12 million of capital expenditures for the full year of 2007.

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions in the first six months of 2007 totaled $39.3 million and were paid monthly at a rate of $0.073 per common share and included a return of capital. For the same period the Company’s cash generated from operations was $37.9 million. The shortfall was funded by cash on hand. As the hotel industry is seasonal, the Company anticipates that cash generated from operations for the full year will exceed distributions. Any interim shortfalls will be funded from cash on hand. The Company intends to continue paying dividends on a monthly basis at an annual rate of 8%. Since there can be no assurance of the ability of the Company’s properties to provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate.

In February 2006, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. During the six months ended June 30, 2007, approximately 1.5 million Units, representing $16.4 million in proceeds to the Company, were issued under the plan.

In July 2005, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually paid for the Unit; or (2) $11.00 per Unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the six months ended June 30, 2007, the Company redeemed approximately 1.5 million Units in the amount of $16.1 million under the program. It is anticipated the funds required for the redemption program will be substantially offset by the funds received from the Dividend Reinvestment Plan over the course of the calendar year.

Related Party Transactions

The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company has a contract with ASRG, a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of June 30, 2007, payments to ASRG for services under the terms of this contract have totaled $16.6 million since inception, which were capitalized as a part of the purchase price of the hotels. There were no fees incurred during the first six months of 2007 under this contract.

The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“ASA”), pursuant to which ASA provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. Effective May 2007, ASA utilizes Apple Hospitality Five, Inc. to provide these services. Until May 2007, ASA used Apple Hospitality Two, Inc. to provide these services. Expenses related to the ASA agreement for the six months ended June 30, 2007 and 2006, totaled approximately $1.6 million and $1.1 million, respectively.

Mr. Knight is Chairman and Chief Executive Officer of ASRG, ASA, Apple Hospitality Five, Inc. (a hospitality REIT), Apple REIT Seven, Inc. (a diversified REIT) and Apple REIT Eight, Inc. (a newly formed company that intends to qualify as a REIT). Mr. Knight was also Chairman and Chief Executive Officer of Apple Hospitality Two, Inc. (a hospitality REIT) until May 2007. Members of the Company’s Board of Directors are also on the boards of Apple Hospitality Five, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc. and, until May 2007, were on the board of Apple Hospitality Two, Inc.

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

Subsequent Events

In July 2007, the Company declared and paid approximately $6.6 million, or $.073 per share, in distributions to its common shareholders of which $2.8 million or 251,940 Units were reinvested under the Company’s Dividend Reinvestment Plan.

On July 20, 2007, the Company redeemed 597,983 Units in the amount of $6.6 million under its Unit Redemption Program.

In July 2007, Apple Hospitality Five, Inc. (“AHF”) entered into a definitive merger agreement with an unrelated third party. The transaction is subject to numerous customary closing conditions. If the merger is completed as anticipated, the Company will acquire all of AHF’s interest in Apple Fund Management, LLC, which is a wholly-owned subsidiary of AHF that provides the services to the Company under its advisory agreements with ASA and ASRG. There would be no significant incremental cost to the Company as a result of acquiring this entity.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of June 30, 2007, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk. The Company is exposed to changes in short term money market rates earned on its available cash. Based on the Company’s cash invested at June 30, 2007, of $22.0 million, every 100 basis points change in interest rates will impact the Company’s annual net income by $220,000, all other factors remaining the same.

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

Unit Redemption Program

In July 2005, the Company instituted a share redemption program to provide its shareholders who have held their Units for at least one year with the benefit of limited interim liquidity, by presenting for redemption all or any portion of their Units at any time and in accordance with certain procedures. Once this time limitation has been met, the Company may, subject to certain conditions and limitations, redeem the Units presented for redemption for cash, to the extent that the Company has sufficient funds available to fund the redemption. If Units are held for the required one-year period, the Units may be redeemed for a purchase price equal to the lesser of: (1) $11.00 per Unit; or (2) the purchase price per Unit that was actually paid for the Units. The board of directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period, reject any request for redemption, change the purchase price for redemptions or otherwise amend the terms of, suspend, or terminate the Unit redemption program. The following is a summary of redemptions during the second quarter of 2007:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
April 2007	415,476	$10.99	4,818,719	(1)

(1)	The maximum number of Units that may be redeemed in any 12 month period is limited to five percent (5.0%) of the weighted average number of Units outstanding from the beginning of the 12 month period.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 7, 2007, the Company held an Annual Meeting of Shareholders for the purpose of electing one director to the Company’s Board of Directors. The nominee to the Company’s Board of Directors was Glade M. Knight, who was a current director of the Company. Mr. Knight was nominated for an additional three-year term on the Board of Directors. The election was uncontested, and the nominee was elected.

The total number of votes represented at the Annual Meeting of Shareholders was 89,374,194. The voting results were as follows:

Nominee	Votes For	Votes Withheld/against
Glade M. Knight	89,076,279	297,915

The names of the other directors whose terms of office as directors continued after the Annual Meeting of Shareholders are Lisa B. Kern, Bruce H. Matson, Michael S. Waters and Robert M. Wily.

Item 6.	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-11 (SEC File No. 333-112169) effective April 23, 2004).

3.2	Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Post-Effective Amendment No. 4 to Form S-11 (SEC File No. 333-112169) effective June 14, 2005).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act, as amended (FILED HEREWITH).

31.2	Certification of the Company's Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act, as amended (FILED HEREWITH).

32.1	Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE REIT SIX, INC.

By:	/S/ GLADE M. KNIGHT	Date: August 3, 2007
Glade M. Knight,
Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

By:	/S/ BRYAN PEERY	Date: August 3, 2007
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)