Form 10-Q
period 2007-09-30
APPLE REIT SIX INC
filed 2007-11-02
CIK 1277151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 000-51270

APPLE REIT SIX, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	20-0620523
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

814 EAST MAIN STREET RICHMOND, VIRGINIA	23219
(Address of principal executive offices)	(Zip Code)

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

Number of registrant’s common shares outstanding as of November 1, 2007: 89,761,976

APPLE REIT SIX, INC.

FORM 10-Q

INDEX

Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets -	3
September 30, 2007 and December 31, 2006

Consolidated Statements of Operations -	4
Three and nine months ended September 30, 2007 and
Three and nine months ended September 30, 2006

Consolidated Statements of Cash Flows -	5
Nine months ended September 30, 2007 and
Nine months ended September 30, 2006

Notes to Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings (not applicable)

Item 1A. Risk Factors (not applicable)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities (not applicable)

Item 4. Submission of Matters to a Vote of Security Holders (not applicable)

Item 5. Other Information (not applicable)

Item 6. Exhibits	16

Signatures	17

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

Apple REIT Six, Inc.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	September 30, 2007	December 31, 2006
ASSETS
Investment in real estate, net of accumulated depreciation of $57,872 and $37,928, respectively	$822,434	$836,906
Cash and cash equivalents	35,386	26,160
Restricted cash-furniture, fixtures and other escrows	3,827	3,350
Due from third party manager, net	13,017	8,948
Other assets, net	8,880	11,475

TOTAL ASSETS	$883,544	$886,839

LIABILITIES
Notes payable	$52,186	$53,660
Other liabilities	10,860	7,133

TOTAL LIABILITIES	63,046	60,793

SHAREHOLDERS’ EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	—	—
Series A preferred stock, no par value, authorized 200,000,000 shares; issued and outstanding 89,962,312 and 89,773,345 shares, respectively	—	—
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 and 240,000 shares, respectively	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 89,962,312 and 89,773,345 shares, respectively	885,371	883,174
Distributions greater than net income	(64,897)	(57,152)

TOTAL SHAREHOLDERS’ EQUITY	820,498	826,046

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$883,544	$886,839

See notes to consolidated financial statements.

Apple REIT Six, Inc.

Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine Months ended September 30, 2007	Nine Months ended September 30, 2006
Revenues:
Room revenue	$64,532	$61,292	$182,808	$167,765
Other revenue	4,873	4,366	14,735	13,116

Total revenue	69,405	65,658	197,543	180,881

Expenses:
Operating expense	16,615	16,196	47,796	46,357
Hotel administrative expense	5,261	4,889	15,254	13,857
Sales and marketing	5,186	4,891	14,815	13,863
Utilities	2,695	2,707	7,401	7,321
Repair and maintenance	2,817	2,593	8,247	7,369
Franchise fees	2,787	2,503	7,882	6,827
Management fees	2,587	2,092	7,930	6,820
Taxes, insurance and other	3,634	3,663	10,689	10,244
General and administrative	1,211	939	3,962	3,125
Depreciation expense	6,956	6,476	20,580	18,913

Total expenses	49,749	46,949	144,556	134,696

Operating income	19,656	18,709	52,987	46,185

Interest expense, net	(447)	(589)	(1,679)	(1,890)

Net income	$19,209	$18,120	$51,308	$44,295

Basic and diluted net income per common share	$0.21	$0.20	$0.57	$0.50

Weighted average common shares outstanding - basic and diluted	89,704	89,545	89,525	88,619

Distributions declared per common share	$0.22	$0.22	$0.66	$0.66

See notes to consolidated financial statements.

Apple REIT Six, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Cash flow provided by operating activities:
Net income	$51,308	$44,295
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	20,580	18,913
Amortization of deferred financing costs and fair value adjustments	(305)	(314)
Stock option expense	68	69
Changes in operating assets and liabilities, net of amounts acquired/assumed:
Due from third party manager	(4,069)	(4,408)
Other assets	(727)	(73)
Other liabilities	930	3,036

Net cash provided by operating activities	67,785	61,518

Cash flow used in investing activities:
Cash paid in acquisition of hotels	—	(37,180)
Acquisition of other assets	(246)	(8,447)
Capital improvements	(4,390)	(10,096)
Net decrease (increase) in cash restricted for property improvements	(393)	9
Other investing activities, net	865	—

Net cash used in investing activities	(4,164)	(55,714)

Cash flow used in financing activities:
Payment of financing costs	—	(101)
Repayment of secured notes payable	(1,072)	(28,966)
Minority interest contribution	3,601	—
Net proceeds from issuance of common stock	24,776	101,822
Redemptions of common stock	(22,647)	(25,341)
Cash distributions paid to shareholders	(59,053)	(58,312)

Net cash used in financing activities	(54,395)	(10,898)

Increase (decrease) in cash and cash equivalents	9,226	(5,094)

Cash and cash equivalents, beginning of period	26,160	35,948

Cash and cash equivalents, end of period	$35,386	$30,854

Non-cash transactions:
Notes payable-secured assumed in acquisitions	$—	$6,663

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financials should be read in conjunction with the Company’s audited financial statements included in its 2006 Annual Report on Form 10-K. Operating results for the period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the period ending December 31, 2007.

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

Earnings per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. There were no potential common shares with a dilutive effect during the three and nine months ended September 30, 2007 or 2006. Series B convertible preferred shares are not included in earnings per common share calculations until such time as the Series B convertible preferred shares are converted to common shares.

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

Note 3

Sale of Ownership Interest

In July 2007, the Company sold a 50% ownership interest in its subsidiary, Apple Air Holding, LLC (Apple Air), to Apple REIT Seven, Inc. for $3.7 million in cash. This ownership interest is accounted for as a minority interest and is included in other liabilities on the Company’s consolidated balance sheets.

Note 4

Related Parties

The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company has a contract with Apple Six Realty Group, Inc. (“ASRG”), a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of September 30, 2007, payments to ASRG for services under the terms of this contract have totaled $16.6 million since inception, which were capitalized as a part of the purchase price of the hotels. There were no fees incurred during the first nine months of 2007 under this contract.

The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“ASA”), pursuant to which ASA provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, is payable for these services. From May to October 2007, ASA utilized Apple Hospitality Five, Inc. to provide these services. Until May 2007, ASA used Apple Hospitality Two, Inc. to provide these services. Expenses related to the ASA agreement for the nine months ended September 30, 2007 and 2006, totaled approximately $2.4 million and $1.7 million, respectively.

Mr. Knight is Chairman and Chief Executive Officer of ASRG, ASA, Apple REIT Seven, Inc. (a diversified REIT) and Apple REIT Eight, Inc. (a newly formed company that intends to qualify as a REIT). Mr. Knight was also Chairman and Chief Executive Officer of Apple Hospitality Two, Inc. (a hospitality REIT) until May 2007 and Apple Hospitality Five, Inc. (a hospitality REIT) until October 2007. Members of the Company’s Board of Directors are also on the boards of Apple REIT Seven, Inc. and Apple REIT Eight, Inc. Until May 2007, members of the Company’s Board of Directors were also on the board of Apple Hospitality Two, Inc. and, until October 2007, were on the board of Apple Hospitality Five, Inc.

Note 5

Shareholders’ Equity

In July 2005, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually paid for the Unit; or (2) $11.00 per Unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the nine months ended September 30, 2007, the Company redeemed approximately 2.1 million Units in the amount of $22.6 million under the program.

In February 2006, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. During the nine months ended September 30, 2007, approximately 2.3 million Units, representing $24.8 million in proceeds to the Company, were issued under the plan.

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

Note 6

Subsequent Events

In October 2007, the Company declared and paid approximately $6.6 million, or $.073 per share, in distributions to its common shareholders of which $2.8 million or 257,261 Units were reinvested under the Company’s Dividend Reinvestment Plan.

On October 22, 2007, the Company redeemed 457,598 Units in the amount of $5.0 million under its Unit Redemption Program.

In October 2007, Apple Hospitality Five, Inc. (“AHF”) was merged with and into an unrelated third party. Upon the merger, the Company acquired all of AHF’s interest in Apple Fund Management, LLC, which was a wholly-owned subsidiary of AHF that provides the services to the Company under its advisory agreements with ASA and ASRG. There was no significant incremental cost to the Company as a result of acquiring this entity.

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

	Three months ended September 30,					Nine months ended September 30,
	2007	Percent of Revenue	2006	Percent of Revenue	Percent change	2007	Percent of Revenue	2006	Percent of Revenue	Percent change
Total revenues	$69,405	100%	$65,658	100%	6%	$197,543	100%	$180,881	100%	9%
Hotel direct expenses	37,948	55%	35,871	55%	6%	109,325	55%	102,414	57%	7%
Taxes, insurance and other expense	3,634	5%	3,663	6%	-1%	10,689	5%	10,244	6%	4%
General and administrative	1,211	2%	939	1%	29%	3,962	2%	3,125	2%	27%
Depreciation	6,956		6,476		7%	20,580		18,913		9%

Interest expense, net	447		589		-24%	1,679		1,890		-11%

ADR	$117		$108		8%	$114		$105		9%
Occupancy	77%		79%		-3%	76%		76%		—%
RevPAR	$90		$85		6%	$86		$80		8%

Hotels Owned

As of September 30, 2007, the Company owned 67 hotels, with a total of 7,750 rooms. The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

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

Revenues

The Company’s principal source of revenue is hotel room revenue and other related revenue. Hotel operations are for the 67 hotels acquired through September 30, 2007 for their respective periods owned. For the three months ended September 30, 2007 and 2006, the Company had total revenue of $69.4 and $65.7 million, respectively, with average occupancy of 77% and 79%, average daily rate (“ADR”) of $117 and $108 and revenue per available room (“RevPAR”) of $90 and $85. For the nine months ended September 30, 2007 and 2006, the Company had total revenue of $197.5 and $180.9 million, respectively, with average occupancy of 76% in both periods, ADR of $114 and $105 and RevPAR of $86 and $80. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR. These rates are consistent with industry and brand averages. The industry and the Company have seen RevPAR increases due to increases in demand exceeding increases in supply of hotel rooms in the markets where the Company’s hotels are located. Additionally, the Company continually works with the hotel managers to maximize rates. Although supply is beginning to increase in certain markets that the company serves, growth in RevPAR as compared to 2006 is anticipated for the remainder of 2007.

Expenses

For the three months ended September 30, 2007 and 2006, hotel operating expenses totaled $37.9 and $35.9 million, respectively, or 55% of total revenue for each period. For the nine months ended September 30, 2007 and 2006, hotel operating expenses totaled $109.3 and $102.4 million, or 55% and 57% of total revenue, respectively. This percentage has decreased as revenues for newly opened properties have increased and ADR has increased.

Taxes, insurance, and other expenses for the three months ended September 30, 2007 and 2006 were $3.6 and $3.7 million or 5% and 6% of total revenue. For the nine months ended September 30, 2007 and 2006, taxes, insurance, and other expenses were $10.7 and $10.2 million or 5% and 6% of total revenue for each period.

General and administrative expenses for the three months ended September 30, 2007 and 2006 were $1.2 and $0.9 million, or 2% and 1% of total revenue for each period, respectively. For the nine months ended September 30, 2007 and 2006, general and administrative expenses were $4.0 and $3.1 million, or 2% of total revenue. The principal components of general and administrative expense are advisory fees, accounting fees and reporting expense.

Depreciation expense for the three months ended September 30, 2007 and 2006 was $7.0 and $6.5 million. Depreciation expense for the nine months ended September 30, 2007 and 2006 was $20.6 and $18.9 million. Depreciation expense represents expense of the Company’s 67 hotels and related personal property for their respective periods owned.

Interest expense, net was $0.4 and $0.6 million for the three months ended September 30, 2007 and 2006. Interest expense, net for the nine months ended September 30, 2007 and 2006 was $1.7 and $1.9 million, respectively. Interest expense arose from debt assumed with 14 of the properties acquired and short term financing used in the first quarter of 2006 to bridge the purchase of properties and the raising of capital. Total debt assumed was approximately $54.1 million.

Liquidity and Capital Resources

Operating cash flow from the properties owned and cash on hand ($35.4 million at September 30, 2007) are the Company’s principal source of liquidity. In addition, the Company may borrow funds, subject to limitations set forth in its bylaws. The Company anticipates that cash flow, and cash on hand, will be adequate to cover substantially all of its operating expenses and to permit the Company to meet substantially all of its anticipated liquidity requirements, including distributions, capital expenditures and debt service.

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, an amount of 3% to 5% of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. As of September 30, 2007, the Company had made approximately $4.4 million of capital expenditures during 2007. The Company has begun significant renovations on seven hotels. These renovations are expected to be completed during the fourth quarter of 2007 and the first quarter of 2008. The Company expects to make a total of approximately $8 million of capital expenditures related to these projects.

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions in the first nine months of 2007 totaled $59.1 million and were paid monthly at a rate of $0.073 per common share. For the same period the Company’s cash generated from operations was $67.8 million. The Company intends to continue paying dividends on a monthly basis at an annual rate of 8%. Since there can be no assurance of the ability of the Company’s properties to provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate.

In February 2006, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. During the nine months ended September 30, 2007, approximately 2.3 million Units, representing $24.8 million in proceeds to the Company, were issued under the plan.

In July 2005, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually paid for the Unit; or (2) $11.00 per Unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the nine months ended September 30, 2007, the Company redeemed approximately 2.1 million Units in the amount of $22.6 million under the program. It is anticipated the funds required for the redemption program will be offset by the funds received from the Dividend Reinvestment Plan over the course of the calendar year.

Related Party Transactions

The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company has a contract with ASRG, a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of September 30, 2007, payments to ASRG for services under the terms of this contract have totaled $16.6 million since inception, which were capitalized as a part of the purchase price of the hotels. There were no fees incurred during the first nine months of 2007 under this contract.

The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“ASA”), pursuant to which ASA provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, is payable for these services. From May to October 2007, ASA utilized Apple Hospitality Five, Inc. to provide these services. Until May 2007, ASA used Apple Hospitality Two, Inc. to provide these services. Expenses related to the ASA agreement for the nine months ended September 30, 2007 and 2006, totaled approximately $2.4 and $1.7 million, respectively.

Mr. Knight is Chairman and Chief Executive Officer of ASRG, ASA, Apple REIT Seven, Inc. (a diversified REIT) and Apple REIT Eight, Inc. (a newly formed company that intends to qualify as a REIT). Mr. Knight was also Chairman and Chief Executive Officer of Apple Hospitality Two, Inc. (a hospitality REIT) until May 2007 and Apple Hospitality Five, Inc. (a hospitality REIT) until October 2007. Members of the Company’s Board of Directors are also on the boards of Apple REIT Seven, Inc. and Apple REIT Eight, Inc. Until May 2007, members of the Company’s Board of Directors were also on the board of Apple Hospitality Two, Inc. and, until October 2007, were on the board of Apple Hospitality Five, Inc.

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

Subsequent Events

In October 2007, the Company declared and paid approximately $6.6 million, or $.073 per share, in distributions to its common shareholders of which $2.8 million or 257,261 Units were reinvested under the Company’s Dividend Reinvestment Plan.

On October 22, 2007, the Company redeemed 457,598 Units in the amount of $5.0 million under its Unit Redemption Program.

In October 2007, Apple Hospitality Five, Inc. (“AHF”) was merged with and into an unrelated third party. Upon the merger, the Company acquired all of AHF’s interest in Apple Fund Management, LLC, which was a wholly-owned subsidiary of AHF that provides the services to the Company under its advisory agreements with ASA and ASRG. There was no significant incremental cost to the Company as a result of acquiring this entity.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of September 30, 2007, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk. The Company is exposed to changes in short term money market rates earned on its available cash. Based on the Company’s cash invested at September 30, 2007, of $35.4 million, every 100 basis points change in interest rates will impact the Company’s annual net income by $354,000, all other factors remaining the same.

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

Unit Redemption Program

In July 2005, the Company instituted a share redemption program to provide its shareholders who have held their Units for at least one year with the benefit of limited interim liquidity, by presenting for redemption all or any portion of their Units at any time and in accordance with certain procedures. Once this time limitation has been met, the Company may, subject to certain conditions and limitations, redeem the Units presented for redemption for cash, to the extent that the Company has sufficient funds available to fund the redemption. If Units are held for the required one-year period, the Units may be redeemed for a purchase price equal to the lesser of: (1) $11.00 per Unit; or (2) the purchase price per Unit that was actually paid for the Units. The board of directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period, reject any request for redemption, change the purchase price for redemptions or otherwise amend the terms of, suspend, or terminate the Unit redemption program. The following is a summary of redemptions during the third quarter of 2007:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs (1)
July 2007	597,983	$10.99	5,416,702

(1)	The maximum number of Units that may be redeemed in any 12 month period is limited to five percent (5.0%) of the weighted average number of Units outstanding from the beginning of the 12 month period.

Item 6.	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form S-11 (SEC File No. 333-112169) effective April 23, 2004).

3.2	Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Post-Effective Amendment No. 4 to Form S-11 (SEC File No. 333-112169) effective June 14, 2005).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act, as amended (FILED HEREWITH).

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act, as amended (FILED HEREWITH).

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE REIT SIX, INC.

By:	/s/ GLADE M. KNIGHT	Date: November 2, 2007
Glade M. Knight,
Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: November 2, 2007
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)