Form 10-K
period 2007-12-31
APPLE REIT SIX INC
filed 2008-03-04
CIK 1277151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405, this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☒        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is currently no established public market in which the Company’s common shares are traded. Based upon the price that Apple REIT Six, Inc.’s common equity last sold, which was $11, on June 30, 2007, the aggregate market value of the voting common equity held by non-affiliates of the registrant on such date was $987,709,000. The Company does not have any non-voting common equity.

Number of registrant’s common shares outstanding as of February 29, 2008: 90,413,711

Documents Incorporated by Reference.

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement for the annual meeting of shareholders to be held on May 8, 2008.

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

Business Objectives

The Company’s primary objective is to enhance shareholder value by increasing funds from operations and cash available for distributions through internal growth and selective hotel renovation. This strategy includes utilizing the Company’s asset management expertise to improve the quality of the Company’s hotels by aggressively managing room rates, partnering with industry leaders in hotel management and franchising the hotels with leading brands, thereby improving hotel revenue and operating performance. When cost effective, the Company renovates its properties to increase its ability to compete in particular markets. The Company believes its planned renovations and strong asset management will continue to improve financial results, although there can be no assurance of such results.

As of December 31, 2007, the Company owned 67 hotels and, through its wholly-owned subsidiaries, had entered into a contract for the purchase of an additional hotel for a purchase price of approximately $15.2 million. The Company expects to acquire this hotel in the first quarter of 2008 and to pay the purchase price from cash on hand.

Financing

Six of the Company’s notes payable have balloon payments that are due in April or May of 2008, totaling approximately $16.5 million. The Company anticipates entering into a line of credit to fund these payments along with general working capital needs. Although there can be no assurance that additional debt will not be utilized, it is anticipated that cash on hand, cash from operations and the line of credit will satisfy the Company’s cash requirements. The Company’s bylaws require board approval and review of any debt financing obtained by the Company.

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

Hotel Operating Performance

As of December 31, 2007, the Company owned thirteen Hilton Garden Inn hotels, ten Residence Inn hotels, ten Courtyard hotels, eight SpringHill Suites hotels, six Homewood Suites hotels, six TownePlace Suites hotels, five Fairfield Inn hotels, four Hampton Inn hotels, three Hampton Inn & Suites hotels and two full service Marriott hotels. They are located in various states and, in aggregate, consist of 7,750 rooms.

Room revenue for these hotels totaled $236.3 million in 2007, and the hotels achieved average occupancy of 74%, ADR of $113 and RevPAR of $84, compared with $217.6 million of room revenue, average occupancy of 74%, ADR of $105 and RevPAR of $78 for the period owned in 2006. The Company began 2006 with 62 hotels and acquired 5 additional hotels during the first half of 2006. In general, performance at the Company’s hotels have met expectations for the period held. Hotel performance is impacted by many factors including the economic conditions in the United States, as well as each locality. As a result, there can be no assurance that the Company’s operating performance will continue to meet expectations in the future.

Management and Franchise Agreements

Each of the Company’s 67 hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies: Marriott, Stonebridge, Hilton, Western, LBA, WLS, or Inn Ventures. The agreements have remaining terms ranging from 3 to 27 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. During the years ended December 31, 2007 and 2006, the Company incurred approximately $9.9 and $8.7 million in management fees.

Stonebridge, Western, LBA, WLS, and Inn Ventures are not affiliated with either Marriott or Hilton, and as a result, the hotels managed by these companies were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for a term of 13 to 20 years. Fees associated with the Hilton agreements generally include the payment of royalty fees and program fees based on room revenues. The Marriott franchise agreements provide for an initial term of 15 to 20 years. Fees associated with the Marriott agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. During the years ended December 31, 2007 and 2006, the Company incurred approximately $10.3 and $9.0 million in franchise fees.

Maintenance

The hotels have an ongoing need for renovation and refurbishment. Under various hotel management agreements, the Company has agreed to fund expenditures for periodic repairs, replacement or refurbishment of furniture, fixtures and equipment for the hotels in an amount equal to a certain percentage of gross revenues. In addition, other capital improvement projects are directly funded by the Company. During 2007 the Company incurred approximately $10.3 million in capital expenditures.

Employees

During 2007, all employees involved in the day-to-day operation of the Company’s hotels were employed by third party management companies engaged pursuant to the hotel management agreements. At December 31, 2007, the Company had 33 employees.

Environmental Matters

In connection with each of the Company’s hotel acquisitions, the Company obtains a Phase I Environmental Report and additional environmental reports and surveys, as are necessitated by the preliminary report. Based on the reports, the Company is not aware of any environmental situations requiring remediation at the Company’s properties, which have not been, or are not currently being remediated. No material remediation costs have or are expected to occur.

Property Acquisition

As of December 31, 2007, the Company had an outstanding contract for the purchase of a hotel located in Roanoke Rapids, North Carolina. The hotel is anticipated to be acquired in the first quarter of 2008 for approximately $15.2 million, has 147 rooms and operates as a Hilton Garden Inn.

Related Parties

The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company has a contract with Apple Six Realty Group (“ASRG”), a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract,

ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of December 31, 2007, payments to ASRG for services under the terms of this contract have totaled $16.6 million since inception, which were capitalized as a part of the purchase price of the hotels. There were no fees incurred during 2007 under this contract.

The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“ASA”), pursuant to which ASA provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services.

Through its wholly-owned subsidiary, Apple Fund Management, LLC, the Company provides support services to ASRG, Apple Suites Realty Group, Inc. (“Suites”), ASA, Apple Seven Advisors, Inc. (“A7A”), Apple REIT Seven, Inc., Apple Eight Advisors, Inc. (“A8A”), Apple REIT Eight, Inc. and Apple REIT Nine, Inc. A7A provides day to day advisory and administrative functions for Apple REIT Seven, Inc. A8A provides day to day advisory and administrative functions for Apple REIT Eight, Inc. Suites provides real estate brokerage services to Apple REIT Seven, Inc. and Apple REIT Eight, Inc. Each of these companies has agreed to reimburse the Company for its costs in providing these services. ASRG, ASA, A7A, A8A and Apple REIT Nine, Inc. are 100% owned by Glade Knight, the Company’s Chairman and Chief Executive Officer.

Including ASRG, Suites, ASA, A7A, A8A and Apple REIT Nine, Inc. discussed above, Mr. Knight is also Chairman and CEO of Apple REIT Seven, Inc. (a diversified REIT) and Apple REIT Eight, Inc. (a newly formed company that intends to qualify as a diversified REIT). Members of the Company’s Board of Directors are also on the boards of Apple REIT Seven, Inc. and Apple REIT Eight, Inc.

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

General Economic Conditions

Changes in general or local economic or market conditions, increased costs of energy, increased costs of insurance, increased costs of products, increased costs and shortages of labor, competitive factors, fuel shortages, quality of management, the ability of a hotel chain to fulfill any obligations to operators of its hotel business, limited alternative uses for the building, changing consumer habits, condemnation or uninsured losses, changing demographics, changing traffic patterns, inability to remodel outmoded buildings as required by the franchise or lease agreement and other factors beyond the Company’s control may reduce the value of properties that the Company owns. As a result, cash available to make distributions to shareholders may be affected.

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

Seasonality

The hotel industry is seasonal in nature. Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters. As a result, there may be quarterly fluctuations in results of operations. As a result, the Company may need to enter into short-term borrowing in certain periods in order to offset these fluctuations in revenues and to make distributions to shareholders.

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

Transferability of Shares

There will be no public trading market for the common shares and the Series A preferred shares for an indefinite period of time, if ever. Therefore, the Units will be highly illiquid and very difficult to trade. In addition, there are restrictions on the transfer of our common shares. In order to qualify as a REIT, our shares must be beneficially owned by 100 or more persons and no more than 50% of the value of our issued and outstanding shares may be owned directly or indirectly by five or fewer individuals. Therefore, our bylaws provide that no person may own more than 9.8% of the issued and outstanding Units. Any purported transfer of our shares that would result in a violation of either of these limits will be declared null and void.

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

As of December 31, 2007, the Company owned 67 hotels consisting of the following:

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

Real Estate and Accumulated Depreciation

As of December 31, 2007

(dollars in thousands)

				Initial Cost		Subsequently Capitalized
City	State	Brand	Encumbrances	Land	Bldg./FF&E	Bldg Imp. & FF&E	Total Gross Cost	Acc Deprec	Date of Construction	Date Acquired	Depreciable Life	# of Rooms
Birmingham	Alabama	Fairfield Inn	$1,952	$354	$2,057	$99	$2,510	$(166)	1995	Aug-05	3 - 39 yrs.	63
Dothan	Alabama	Courtyard	3,034	1,270	7,142	145	8,557	(574)	1996	Aug-05	3 - 39 yrs.	78
Dothan	Alabama	Hampton Inn & Suites	—	842	8,129	21	8,992	(710)	2004	Jun-05	3 - 39 yrs.	85
Huntsville	Alabama	Fairfield Inn	2,896	506	4,813	81	5,400	(319)	1999	Sep-05	3 - 39 yrs.	79
Huntsville	Alabama	Residence Inn	—	947	7,632	72	8,651	(606)	2002	Jun-05	3 - 39 yrs.	78
Montgomery	Alabama	SpringHill Suites	3,620	963	6,327	59	7,349	(417)	1998	Sep-05	3 - 39 yrs.	79
Tuscaloosa	Alabama	Courtyard	3,169	—	7,953	201	8,154	(578)	1996	Aug-05	3 - 39 yrs.	78
Tuscaloosa	Alabama	Fairfield Inn	1,580	—	4,240	110	4,350	(308)	1996	Aug-05	3 - 39 yrs.	63
Anchorage	Alaska	Hampton Inn	4,903	1,220	10,501	1,915	13,636	(1,265)	1997	Mar-05	3 - 39 yrs.	101
Anchorage	Alaska	Hilton Garden Inn	—	4,230	14,788	225	19,243	(1,460)	2002	Oct-04	3 - 39 yrs.	125
Anchorage	Alaska	Homewood Suites	—	1,803	11,046	59	12,908	(1,264)	2004	Oct-04	3 - 39 yrs.	122
Phoenix	Arizona	Hampton Inn	—	1,425	5,205	770	7,400	(727)	1998	Oct-04	3 - 39 yrs.	99
Tempe	Arizona	SpringHill Suites	—	1,170	7,159	41	8,370	(635)	1998	Jun-05	3 - 39 yrs.	121
Tempe	Arizona	TownePlace Suites	—	1,226	7,169	60	8,455	(628)	1998	Jun-05	3 - 39 yrs.	119
Arcadia	California	Hilton Garden Inn	—	1,718	10,195	726	12,639	(1,218)	1999	Oct-04	3 - 39 yrs.	124
Arcadia	California	SpringHill Suites	—	1,633	6,459	778	8,870	(842)	1999	Oct-04	3 - 39 yrs.	86
Bakersfield	California	Hilton Garden Inn	—	1,166	10,565	92	11,823	(1,057)	2004	Mar-05	3 - 39 yrs.	120
Folsom	California	Hilton Garden Inn	—	1,521	16,989	1,083	19,593	(1,220)	1999	Nov-05	3 - 39 yrs.	100
Foothill Ranch	California	Hampton Inn	4,287	1,056	6,499	729	8,284	(718)	1998	Apr-05	3 - 39 yrs.	84
Lake Forest	California	Hilton Garden Inn	—	1,541	9,425	69	11,035	(1,082)	2004	Oct-04	3 - 39 yrs.	103
Milpitas	California	Hilton Garden Inn	—	2,565	16,534	1,723	20,822	(1,343)	1999	Nov-05	3 - 39 yrs.	161
Roseville	California	Hilton Garden Inn	—	2,362	18,937	1,403	22,702	(1,418)	1999	Nov-05	3 - 39 yrs.	131
San Francisco	California	Hilton Garden Inn	—	2,007	9,545	1,856	13,408	(931)	1999	Jan-06	3 - 39 yrs.	169
Boulder	Colorado	Marriott	—	3,066	27,825	1,721	32,612	(2,530)	1997	May-05	3 - 39 yrs.	157
Glendale	Colorado	Hampton Inn & Suites	5,964	3,641	11,221	1,179	16,041	(1,373)	1999	Oct-04	3 - 39 yrs.	133
Lakewood	Colorado	Hampton Inn	—	2,508	8,090	377	10,975	(988)	2003	Oct-04	3 - 39 yrs.	170
Farmington	Connecticut	Courtyard	—	1,794	15,434	1	17,229	(1,076)	2005	Oct-05	3 - 39 yrs.	119
Rocky Hill	Connecticut	Residence Inn	—	1,472	11,284	3	12,759	(862)	2005	Aug-05	3 - 39 yrs.	96
Wallingford	Connecticut	Homewood Suites	—	1,419	12,072	28	13,519	(958)	2005	Jul-05	3 - 39 yrs.	104
Clearwater	Florida	SpringHill Suites	—	—	7,214	—	7,214	(469)	2006	Feb-06	3 - 39 yrs.	79
Lake Mary	Florida	Courtyard	—	690	5,568	588	6,846	(571)	1995	Mar-05	3 - 39 yrs.	86
Lakeland	Florida	Residence Inn	—	1,520	8,699	601	10,820	(689)	2001	Jun-05	3 - 39 yrs.	78
Orange Park	Florida	Fairfield Inn	3,071	855	6,979	81	7,915	(424)	1998	Nov-05	3 - 39 yrs.	83
Panama City	Florida	Courtyard	—	1,407	8,217	4	9,628	(499)	2006	Mar-06	3 - 39 yrs.	84
Pensacola	Florida	Courtyard	4,264	1,186	10,728	201	12,115	(760)	1997	Aug-05	3 - 39 yrs.	90
Pensacola	Florida	Fairfield Inn	2,559	470	4,703	123	5,296	(326)	1995	Aug-05	3 - 39 yrs.	63
Pensacola	Florida	Hampton Inn & Suites	—	1,248	8,354	6	9,608	(724)	2005	Jul-05	3 - 39 yrs.	85
Tallahassee	Florida	Hilton Garden Inn	—	1,103	10,130	484	11,717	(935)	1997	Mar-05	3 - 39 yrs.	99
Albany	Georgia	Courtyard	—	1,253	7,658	63	8,974	(670)	2004	Jun-05	3 - 39 yrs.	84
Columbus	Georgia	Residence Inn	—	—	8,184	86	8,270	(677)	2003	Jun-05	3 - 39 yrs.	78
Savannah	Georgia	SpringHill Suites	2,933	693	5,099	24	5,816	(335)	1999	Sep-05	3 - 39 yrs.	79

Real Estate and Accumulated Depreciation—(Continued)

As of December 31, 2007

(dollars in thousands)

				Initial Cost		Subsequently Capitalized
City	State	Brand	Encumbrances	Land	Bldg./FF&E	Bldg Imp. & FF&E	Total Gross Cost	Acc Deprec	Date of Construction	Date Acquired	Depreciable Life	# of Rooms
Valdosta	Georgia	Courtyard	—	1,036	7,529	118	8,683	(551)	2002	Oct-05	3 - 39 yrs.	84
Mt. Olive	New Jersey	Residence Inn	—	1,410	11,331	11	12,752	(879)	2005	Sep-05	3 - 39 yrs.	123
Somerset	New Jersey	Homewood Suites	—	1,813	16,801	42	18,656	(1,256)	2005	Aug-05	3 - 39 yrs.	123
Saratoga Springs	New York	Hilton Garden Inn	—	2,399	15,885	240	18,524	(1,046)	1999	Sep-05	3 - 39 yrs.	112
Hillsboro	Oregon	Courtyard	6,454	1,879	9,484	69	11,432	(542)	1996	Mar-06	3 - 39 yrs.	155
Hillsboro	Oregon	Residence Inn	—	2,665	13,295	72	16,032	(816)	1994	Mar-06	3 - 39 yrs.	122
Hillsboro	Oregon	TownePlace Suites	—	2,150	9,715	587	12,452	(674)	1999	Dec-05	3 - 39 yrs.	136
Portland	Oregon	Residence Inn	—	4,400	38,687	1,889	44,976	(2,391)	2001	Dec-05	3 - 39 yrs.	258
Pittsburgh	Pennsylvania	Residence Inn	—	1,161	10,267	1,500	12,928	(948)	1998	Sep-05	3 - 39 yrs.	156
Myrtle Beach	South Carolina	Courtyard	—	1,857	7,631	940	10,428	(1,116)	1999	Jun-04	3 - 39 yrs.	135
Nashville	Tennessee	Homewood Suites	—	1,170	7,177	483	8,830	(729)	1999	May-05	3 - 39 yrs.	121
Arlington	Texas	SpringHill Suites	—	1,122	6,649	39	7,810	(594)	1998	Jun-05	3 - 39 yrs.	122
Arlington	Texas	TownePlace Suites	—	1,033	6,373	66	7,472	(554)	1999	Jun-05	3 - 39 yrs.	95
Dallas	Texas	SpringHill Suites	—	1,372	18,737	333	20,442	(1,298)	1997	Dec-05	3 - 39 yrs.	147
Fort Worth	Texas	Homewood Suites	—	1,152	8,210	504	9,866	(850)	1999	May-05	3 - 39 yrs.	137
Fort Worth	Texas	Residence Inn	—	1,873	15,586	13	17,472	(1,348)	2005	May-05	3 - 39 yrs.	149
Fort Worth	Texas	SpringHill Suites	—	2,125	11,619	—	13,744	(1,366)	2004	May-04	3 - 39 yrs.	145
Laredo	Texas	Homewood Suites	—	1,118	9,781	11	10,910	(727)	2005	Nov-05	3 - 39 yrs.	106
Laredo	Texas	Residence Inn	—	902	10,969	16	11,887	(860)	2005	Sep-05	3 - 39 yrs.	109
Las Colinas	Texas	TownePlace Suites	—	1,205	6,256	32	7,493	(595)	1998	Jun-05	3 - 39 yrs.	136
McAllen	Texas	Hilton Garden Inn	—	1,178	8,143	444	9,765	(699)	2000	Jul-05	3 - 39 yrs.	104
Fredericksburg	Virginia	Hilton Garden Inn	—	1,822	15,362	66	17,250	(1,078)	2005	Dec-05	3 - 39 yrs.	148
Richmond	Virginia	Corporate Office	—	381	1,038	3,284	4,703	(605)	1893	Jun-04	3 - 39 yrs.	N/A
Kent	Washington	TownePlace Suites	—	1,841	10,721	558	13,120	(745)	1999	Dec-05	3 - 39 yrs.	152
Mukilteo	Washington	TownePlace Suites	—	1,505	11,055	528	13,088	(737)	1999	Dec-05	3 - 39 yrs.	128
Redmond	Washington	Marriott	—	9,504	56,168	328	66,000	(6,104)	2004	Jul-04	3 - 39 yrs.	262
Renton	Washington	Hilton Garden Inn	—	1,277	14,674	1,682	17,633	(1,232)	1998	Nov-05	3 - 39 yrs.	150
Deposits on Construction in Progress						307	307	—

			$50,686	$107,200	$745,911	$32,049	$885,160	$(64,692)				7,750

Investment in hotels at December 31, 2007, consisted of the following (in thousands):

Land	$107,163
Building and Improvements	728,005
Furniture, Fixtures and Equipment	49,992

885,160
Less Accumulated Depreciation	(64,692)

Investment in Hotels, net	$820,468

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

Common Shares

There is currently no established public market in which the Company’s common shares are traded. As of December 31, 2007, there were 90,280,401 Units outstanding. Each Unit is equal to one common share, no par value, and one Series A preferred share of the Company. The per-share estimated market value is deemed to be the offering price of the shares, which is currently $11.00 per share. This is supported by the fact that the Company is currently selling shares to the public at a price of $11.00 per share through its Dividend Reinvestment Plan and the Company is repurchasing shares at $11.00 from shareholders under its Unit Redemption Program. The Units are held by approximately 21,000 beneficial shareholders.

Dividend Reinvestment Plan

In February 2006, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. As of December 31, 2007, approximately 5.0 million Units, representing $55.3 million in proceeds to the Company, have been issued under the plan.

Unit Redemption Program

In July 2005, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually paid for the Unit; or (2) $11.00 per Unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As of December 31, 2007, the Company has redeemed approximately 5.9 million Units in the amount of $64.4 million under the program. The following is a summary of redemptions during the fourth quarter of 2007:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
October 2007	457,598	$10.98	5,874,300	(1)

(1)	The maximum number of Units that may be redeemed in any 12 month period is limited to five percent (5.0%) of the weighted average number of Units outstanding from the beginning of the 12 month period.

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

Series B Convertible Preferred Shares

The Company currently has 240,000 Series B convertible preferred shares issued and outstanding, all owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. There are no dividends payable on the Series B convertible preferred shares. Holders of more than two-thirds of the Series B convertible preferred shares must approve any proposed amendment to the Articles of Incorporation that would adversely affect the Series B convertible preferred shares. Upon liquidation, each holder of the Series B convertible preferred shares is entitled to a priority liquidation payment. However, the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11 per number of common shares into which each Series B convertible preferred share would convert. In the event that the liquidation of the Company’s assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis. The Series B convertible preferred shares are convertible into Units upon and for 180 days following the occurrence of any of the following events: (1) substantially all of the Company’s assets, stock or business is sold or transferred through exchange, merger, consolidation, lease, share exchange or otherwise, other than a sale of assets in liquidation, dissolution or winding up of the Company’s business; or (2) the termination or expiration without renewal of the advisory agreement with Apple Six Advisors, Inc., or if the Company ceases to use Apple Six Realty Group, Inc. to provide property acquisition and disposition services; or (3) the Company’s common shares are listed on any securities exchange or quotation system or in any established market.

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

Distribution Policy

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions in 2007 totaled $78.8 million and were paid monthly at a rate of $0.073 per common share. Distributions in 2006 totaled $78.0 million and were paid monthly at a rate of $0.073 per common share. The timing and amounts of distributions to shareholders are within the discretion of the Company’s Board of Directors. The amount and frequency of future distributions will depend on the Company’s results of operations, cash flow from operations, economic conditions, working capital requirements, cash requirements to fund investing and financing activities, capital expenditure requirements, including improvements to and expansions of properties and the acquisition of additional properties, as well as the distribution requirements under federal income tax provisions for qualification as a REIT.

Non-Employee Directors Stock Option Plan and Incentive Plan

The Company’s board of directors has adopted and the Company’s shareholders have approved a Non-Employee Directors Stock Option Plan and an Incentive Plan. The options issued under each plan, upon exercise, convert to Units. Each Unit is equal to one common share and one Series A preferred share of the Company. As of December 31, 2007, options to purchase 215,812 Units were outstanding with a weighted average exercise price of $11 per Unit. The following is a summary of securities issued under the plans as of December 31, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation plans approved by security holders
Non-Employee Directors Stock Option Plan	215,812	$11.00	1,383,733
Incentive Plan	—	$—	4,029,318

Item 6.	Selected Financial Data

The following table sets forth selected financial data for the years ended December 31, 2007, 2006 and 2005, and the period from January 20, 2004 (initial capitalization) through December 31, 2004. Certain information in the table has been derived from the Company’s audited financial statements and notes thereto. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, and Item 15(1), the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

(in thousands except per share and statistical data)	For the year ended December 31, 2007	For the year ended December 31, 2006	For the year ended December 31, 2005	For the period January 20, 2004 (initial capitalization) through December 31, 2004
Revenues:
Room revenue	$236,278	$217,629	$91,610	$12,092
Other revenue	20,770	18,246	10,180	2,343
Reimbursed expenses	886	—	—	—

Total revenue	257,934	235,875	101,790	14,435

Expenses:
Hotel operating expenses	144,931	135,578	59,867	9,750
Taxes, insurance and other	13,605	13,491	5,340	663
Reimbursed expenses	886	—	—	—
General and administrative	5,637	5,355	3,526	1,210
Depreciation	27,694	25,529	11,366	1,881
Interest and other expenses, net	1,853	1,809	(2,126)	(328)

Total expenses	194,606	181,762	77,973	13,176

Net income	$63,328	$54,113	$23,817	$1,259

Per Share
Earnings per common share	$0.71	$0.61	$0.42	$0.10
Distributions paid to common shareholders	$0.88	$0.88	$0.88	$0.55
Weighted-average common shares outstanding—basic and diluted	89,644	88,869	56,451	12,300

Balance Sheet Data (at end of period)
Cash and cash equivalents	$33,261	$26,160	$35,948	$142,790
Investment in hotels, net	$820,468	$836,906	$790,170	$184,084
Total assets	$882,657	$886,839	$854,316	$332,259
Notes payable-secured	$51,679	$53,660	$76,855	$6,557
Shareholders’ equity	$816,244	$826,046	$771,835	$325,099
Net book value per share	$9.04	$9.20	$9.44	$9.56

Other Data
Cash flow from:
Operating activities	$89,848	$81,363	$28,907	$2,904
Investing activities	$(15,627)	$(61,766)	$(585,507)	$(183,840)
Financing activities	$(67,120)	$(29,385)	$449,758	$323,702
Number of hotels owned at end of period	67	67	62	11
Average Daily Rate (ADR) (b)	$113	$105	$101	$105
Occupancy	73.9%	74.5%	71.1%	59.8%
Revenue Per Available Room (RevPAR) (c)	$84	$78	$72	$63

Funds From Operations Calculation
Net income	$63,328	$54,113	$23,817	$1,259
Depreciation of real estate owned	26,782	24,681	11,366	1,881

Funds from operations (a)	$90,110	$78,794	$35,183	$3,140

(a)	Funds from operations (FFO) is defined as net income (computed in accordance with generally accepted accounting principles—GAAP) excluding gains and losses from sales of depreciable property, plus depreciation and amortization of real estate. The Company considers FFO in evaluating property acquisitions and its operating performance and believes that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company’s activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs.
(b)	Total room revenue divided by number of rooms sold.
(c)	ADR multiplied by occupancy percentage.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

(in thousands except statistical data)	Year ended December 31, 2007	Percent of Hotel Revenue	Year ended December 31, 2006	Percent of Hotel Revenue	Percent Change
Total hotel revenue	$257,048	100%	$235,875	100%	9%
Hotel operating expenses	144,931	56%	135,578	57%	7%
Taxes, insurance and other expense	13,605	5%	13,491	6%	1%
General and administrative expense	5,637	2%	5,355	2%	5%

Depreciation	27,694		25,529		8%
Interest income	1,289		1,220		6%
Interest expense	3,142		3,029		4%

Number of Hotels	67		67		—
ADR	$113		$105		8%
Occupancy	73.9%		74.5%		-1%
RevPAR	$84		$78		8%

Hotels Owned

As of December 31, 2007, the Company owned 67 hotels, with a total of 7,750 rooms. The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Birmingham	Alabama	Fairfield Inn	LBA	8/25/05	63	$2,176
Dothan	Alabama	Courtyard	LBA	8/11/05	78	8,016
Dothan	Alabama	Hampton Inn & Suites	LBA	6/24/05	85	8,673
Huntsville	Alabama	Fairfield Inn	LBA	9/30/05	79	4,954
Huntsville	Alabama	Residence Inn	LBA	6/24/05	78	8,288
Montgomery	Alabama	SpringHill Suites	LBA	9/30/05	79	6,835
Tuscaloosa	Alabama	Courtyard	LBA	8/25/05	78	7,551
Tuscaloosa	Alabama	Fairfield Inn	LBA	8/25/05	63	3,982
Anchorage	Alaska	Hampton Inn	Stonebridge	3/14/05	101	11,500
Anchorage	Alaska	Hilton Garden Inn	Stonebridge	10/12/04	125	18,900
Anchorage	Alaska	Homewood Suites	Stonebridge	10/12/04	122	13,200
Phoenix	Arizona	Hampton Inn	Stonebridge	10/12/04	99	6,700
Tempe	Arizona	SpringHill Suites	Western	6/30/05	121	8,060
Tempe	Arizona	TownePlace Suites	Western	6/30/05	119	8,128
Arcadia	California	Hilton Garden Inn	Stonebridge	10/12/04	124	12,000
Arcadia	California	SpringHill Suites	Stonebridge	10/12/04	86	8,100
Bakersfield	California	Hilton Garden Inn	Hilton	3/18/05	120	11,500
Folsom	California	Hilton Garden Inn	Inn Ventures	11/30/05	100	18,028
Foothill Ranch	California	Hampton Inn	Stonebridge	4/21/05	84	7,400
Lake Forest	California	Hilton Garden Inn	Stonebridge	10/12/04	103	11,400
Milpitas	California	Hilton Garden Inn	Inn Ventures	11/30/05	161	18,600
Roseville	California	Hilton Garden Inn	Inn Ventures	11/30/05	131	20,759
San Francisco	California	Hilton Garden Inn	Inn Ventures	1/30/06	169	12,266
Boulder	Colorado	Marriott	WLS	5/9/05	157	30,000
Glendale	Colorado	Hampton Inn & Suites	Stonebridge	10/12/04	133	14,700
Lakewood	Colorado	Hampton Inn	Stonebridge	10/12/04	170	10,600
Farmington	Connecticut	Courtyard	WLS	10/20/05	119	16,330
Rocky Hill	Connecticut	Residence Inn	WLS	8/1/05	96	12,070
Wallingford	Connecticut	Homewood Suites	WLS	7/8/05	104	12,780
Clearwater	Florida	SpringHill Suites	LBA	2/17/06	79	6,923
Lake Mary	Florida	Courtyard	LBA	3/18/05	86	6,000
Lakeland	Florida	Residence Inn	LBA	6/24/05	78	9,886
Orange Park	Florida	Fairfield Inn	LBA	11/8/05	83	7,221
Panama City	Florida	Courtyard	LBA	4/26/06	84	9,245
Pensacola	Florida	Courtyard	LBA	8/25/05	90	11,369
Pensacola	Florida	Fairfield Inn	LBA	8/25/05	63	4,858
Pensacola	Florida	Hampton Inn & Suites	LBA	7/21/05	85	9,279
Tallahassee	Florida	Hilton Garden Inn	Hilton	3/18/05	99	10,850
Albany	Georgia	Courtyard	LBA	6/24/05	84	8,597
Columbus	Georgia	Residence Inn	LBA	6/24/05	78	7,888
Savannah	Georgia	SpringHill Suites	LBA	9/30/05	79	5,407
Valdosta	Georgia	Courtyard	LBA	10/3/05	84	8,284
Mt. Olive	New Jersey	Residence Inn	WLS	9/15/05	123	12,070
Somerset	New Jersey	Homewood Suites	WLS	8/17/05	123	17,750

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Saratoga Springs	New York	Hilton Garden Inn	WLS	9/29/05	112	17,750
Hillsboro	Oregon	Courtyard	Inn Ventures	3/9/06	155	11,000
Hillsboro	Oregon	Residence Inn	Inn Ventures	3/9/06	122	15,500
Hillsboro	Oregon	TownePlace Suites	Inn Ventures	12/19/05	136	11,500
Portland	Oregon	Residence Inn	Inn Ventures	12/19/05	258	42,000
Pittsburgh	Pennsylvania	Residence Inn	WLS	9/2/05	156	11,000
Myrtle Beach	South Carolina	Courtyard	Marriott	6/8/04	135	9,200
Nashville	Tennessee	Homewood Suites	Hilton	5/24/05	121	8,103
Arlington	Texas	SpringHill Suites	Western	6/30/05	122	7,486
Arlington	Texas	TownePlace Suites	Western	6/30/05	95	7,148
Dallas	Texas	SpringHill Suites	Western	12/9/05	147	19,500
Ft. Worth	Texas	Homewood Suites	Hilton	5/24/05	137	9,097
Ft. Worth	Texas	Residence Inn	Western	5/6/05	149	17,000
Ft. Worth	Texas	SpringHill Suites	Marriott	5/28/04	145	13,340
Laredo	Texas	Homewood Suites	Western	11/30/05	106	10,500
Laredo	Texas	Residence Inn	Western	9/12/05	109	11,445
Las Colinas	Texas	TownePlace Suites	Western	6/30/05	136	7,178
McAllen	Texas	Hilton Garden Inn	Western	7/19/05	104	9,000
Fredericksburg	Virginia	Hilton Garden Inn	Hilton	12/20/05	148	16,600
Kent	Washington	TownePlace Suites	Inn Ventures	12/19/05	152	12,000
Mukilteo	Washington	TownePlace Suites	Inn Ventures	12/19/05	128	12,000
Redmond	Washington	Marriott	Marriott	7/7/04	262	64,000
Renton	Washington	Hilton Garden Inn	Inn Ventures	11/30/05	150	16,096

				Total	7,750	$827,566

With the exception of approximately $54 million of assumed debt secured by 14 hotels, substantially all of the purchase price for the hotels was funded by proceeds from the Company’s best-efforts offering of Units. No goodwill or intangible assets were recorded in connection with any of the acquisitions. The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries (collectively, the “lessee”) under master hotel lease agreements. The Company also used the proceeds of its offering to pay 2% of the gross purchase price for these hotels, which equals approximately $16.6 million, as a commission to Apple Six Realty Group, Inc. (“ASRG”). ASRG is owned by the Company’s Chairman, Chief Executive Officer and President, Glade M. Knight.

Management and Franchise Agreements

Each of the Company’s 67 hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies: Marriott, Stonebridge, Hilton, Western, LBA, WLS, or Inn Ventures. The agreements have remaining terms ranging from 3 to 27 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. During the years ended December 31, 2007, 2006 and 2005 the Company incurred approximately $9.9, $8.7 and $3.2 million in management fees.

Stonebridge, Western, LBA, WLS, and Inn Ventures are not affiliated with either Marriott or Hilton, and as a result, the hotels managed by these companies were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for a term of 13 to 20 years. Fees associated with the Hilton agreements generally include the payment of royalty fees and program fees based on room revenues. The Marriott franchise agreements provide for an initial term of 15 to 20 years. Fees associated with the Marriott agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. During the years ended December 31, 2007, 2006 and 2005 the Company incurred approximately $10.3, $9.0 and $4.0 million in franchise fees.

Results of Operations for Years 2007 and 2006

Revenues

The Company’s principal source of revenue is hotel room revenue and other related revenue. Hotel operations are for the 67 hotels acquired through December 31, 2007 for their respective periods owned. For the years ended December 31, 2007 and 2006, the Company had total hotel revenue of $257 and $236 million, respectively. For the years ended December 31, 2007 and 2006, the hotels achieved average occupancy of 73.9% and 74.5%, average daily rate, or ADR of $113 and $105 and revenue per available room, or RevPAR of $84 and $78. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR. These rates are consistent with industry and brand averages. The industry and the Company have seen RevPAR increases due to increases in demand exceeding increases in supply of hotel rooms in the markets where the Company’s hotels are located. The Company continually works with the hotel managers to maximize rates and anticipates continued revenue growth in 2008, although at more modest rates.

Expenses

Expenses for the years ended December 31, 2007 and 2006 represented the expenses related to the 67 hotels acquired through December 31, 2007 for their respective periods owned.

For the years ended December 31, 2007 and 2006, hotel operating expenses totaled $144.9 and $135.6 million, or 56% of total hotel revenue in 2007 and 57% of total revenue in 2006. This percentage has decreased as revenues for newly opened properties have increased and ADR has increased.

Taxes, insurance, and other expenses for the years ended December 31, 2007 and 2006 were $13.6 and $13.5 million, or 5% of total hotel revenue in 2007 and 6% of total revenue in 2006, as these expenses remained stable on a growing revenue base. The Company expects insurance rates to decrease in 2008, while property taxes are expected to increase slightly.

General and administrative expense for the years ended December 31, 2007 and 2006 was $5.6 and $5.4 million, or 2% of total hotel revenue in 2007 and 2006. The principal components of general and administrative expense are advisory fees, legal fees, accounting fees and reporting expense.

Depreciation expense for the years ended December 31, 2007 and 2006 was $27.7 and $25.5 million. Depreciation expense represents the expense of the Company’s 67 hotels and related personal property for their respective periods owned.

Interest expense for the years ended December 31, 2007 and 2006 was $3.1 and $3.0 million. Interest expense arose from debt assumed with 14 of the hotels acquired in 2005 and 2006.

For the years ended December 31, 2007 and 2006, the Company had interest income of $1.3 and $1.2 million. Interest income represents earnings on excess cash invested in short term money market instruments, pending investment in hotel properties or other capital investments.

Results of Operations for Years 2006 and 2005

Revenues

The Company’s principal source of revenue is hotel room revenue and other related revenue. Hotel operations are for the 67 hotels acquired through December 31, 2006 for their respective periods owned. For the years ended December 31, 2006 and 2005, the Company had total hotel revenue of $236 and $102 million, respectively. For the years ended December 31, 2006 and 2005, the hotels achieved average occupancy of 74.5% and 71.1%, average daily rate, or ADR of $105 and $101 and revenue per available room, or RevPAR of $78 and $72. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR. These rates are consistent with industry and brand averages. The industry and the Company have seen RevPAR increases due to increases in demand exceeding increases in supply of hotel rooms in the markets where the Company’s hotels are located.

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

The Company has a contract with ASRG, a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of December 31, 2007, total payments to ASRG for services under the terms of this contract were $16.6 million, which was capitalized as a part of the purchase price of the hotels. There were no fees incurred during 2007 under this contract.

The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“ASA”), pursuant to which ASA provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. Until May 2007, ASA utilized Apple Hospitality Two, Inc. to provide these services. From May to October 2007, ASA utilized Apple Fund Management, LLC, a subsidiary of Apple Hospitality Five, Inc. (“AHF”) to provide these services. In October 2007, AHF merged with an unrelated third party and the Company acquired all of AHF’s interest in Apple Fund Management, LLC at no incremental cost to the Company. The advisory fees incurred under the agreement with ASA in 2007, 2006 and 2005 were approximately $2.5, $2.3 and $0.7 million, respectively.

Effective October 2007, through its wholly-owned subsidiary, Apple Fund Management, LLC, the Company provides support services to ASRG, ASA, Apple Seven Advisors, Inc. (“A7A”), Apple Suites Realty Group, Inc. (“Suites”), Apple REIT Seven, Inc., Apple Eight Advisors, Inc. (“A8A”), Apple REIT Eight, Inc. and Apple REIT Nine, Inc. A7A provides day to day advisory and administrative functions for Apple REIT Seven, Inc. A8A provides day to day advisory and administrative functions for Apple REIT Eight, Inc. Suites provides real estate brokerage services to Apple REIT Seven, Inc. and Apple REIT Eight, Inc. Each of these companies has agreed to reimburse the Company for its costs in providing these services. For the year ended December 31, 2007, the Company received reimbursement of its costs totaling approximately $0.9 million. ASRG, ASA, A7A, Suites, A8A and Apple REIT Nine, Inc. are 100% owned by Glade Knight, the Company’s Chairman and Chief Executive Officer.

Including ASRG, Suites, ASA, A7A, A8A and Apple REIT Nine, Inc. discussed above, Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Seven, Inc. (a diversified REIT) and Apple REIT Eight, Inc. (a newly formed company that intends to qualify as a diversified REIT). Mr. Knight was also Chairman and Chief Executive Officer of Apple Hospitality Two, Inc. (a hospitality REIT) until May 2007 and Apple Hospitality Five, Inc. (a hospitality REIT) until October 2007. Members of the Company’s Board of Directors are also on the boards of Apple REIT Seven, Inc. and Apple REIT Eight, Inc. Until May 2007, members of the Company’s Board of Directors were also on the board of Apple Hospitality Two, Inc. and, until October 2007, were on the board of Apple Hospitality Five, Inc.

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

Expense related to issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. Expense if a conversion event had occurred at December 31, 2007 could range from $0 to $63.8 million (assumes $11 per Unit fair market value), which represents approximately 5.8 million shares of common stock.

Liquidity and Capital Resources

The following is a summary of the Company’s significant contractual obligations as of December 31, 2007:

		Amount of Commitment expiring per period
Commercial Commitments (000’s)	Total	Less than 1 year	2-3 Years	4-5 Years	Over 5 Years
Debt (including interest of $10.7 million)	$61,409	$20,502	$10,385	$11,181	$19,341
Property Purchase Commitments	15,217	15,217	—	—	—
Ground Lease Commitments	12,910	471	954	974	10,511

Total Commercial Commitments	$89,536	$36,190	$11,339	$12,155	$29,852

Capital Requirements and Resources

Operating cash flow from the properties owned and cash on hand ($33.3 million at December 31, 2007) are the Company’s principal source of liquidity. In addition, the Company may borrow funds, subject to limitations set forth in its bylaws.

The Company anticipates that cash flow, cash on hand and an anticipated line of credit of approximately $20 million will be adequate to cover substantially all of its operating expenses and to permit the Company to meet substantially all of its anticipated liquidity requirements, including distribution requirements and property acquisition.

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions in 2007 totaled $78.8 million and were paid monthly at a rate of $0.073 per common share and included a return of capital. For the same period the Company’s cash generated from operations was $89.8 million. The Company intends to continue paying dividends on a monthly basis. In February 2008, the Company increased the annual rate of its dividend from 8% to 8.2%. Since there can be no assurance of the ability of the Company’s properties to provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate.

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, an amount of 3% to 5% of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. During the fourth quarter of 2007, the Company began significant renovations of seven hotels which are expected to be completed in the first quarter of 2008. In 2008 the Company expects to complete approximately 11 additional renovations. Total capital expenditures in 2007 were approximately $10.3 million and are anticipated to increase to approximately $25 million due to the renovations in 2008.

In February 2006, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. As of December 31, 2007, approximately 5.0 million Units, representing $55.3 million in proceeds to the Company, have been issued under the plan, including 3.0 million Units representing $33.3 million issued in 2007 and 2.0 million Units representing $22.0 million issued in 2006.

In July 2005, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually paid for the Unit; or (2) $11.00 per Unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As of December 31, 2007, the Company has redeemed 5.9 million Units in the amount of $64.4 million under the program, including 2.5 million Units for $27.7 million redeemed in 2007 and 2.9 million Units in the amount of $31.9 million redeemed in 2006.

The Company has entered into a contract for the purchase of an additional hotel for a purchase price of approximately $15.2 million. The Company expects to acquire the hotel in the first quarter of 2008 and to pay the purchase price from cash on hand.

Subsequent Events

In January 2008, the Company declared and paid $6.6 million or $.073 per common share, in a distribution to its common shareholders, of which $2.9 million or 260,606 Units were reinvested under the Company’s Dividend Reinvestment Plan.

On January 22, 2008, the Company redeemed 394,682 Units in the amount of $4.3 million under its Unit Redemption Program.

In February 2008, the Company declared and paid $6.8 million or $.075 per common share, in a distribution to its common shareholders, of which $2.9 million or 267,387 Units were reinvested under the Company’s Dividend Reinvestment Plan.

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

Recently Adopted Accounting Pronouncements

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This interpretation requires that income tax positions recognized in an entity’s tax returns have a more-likely-than-not chance of being sustained prior to recording the related tax benefit in the financial statements. Tax benefits would be derecognized if information became available which indicated that it was more-likely-than-not that the position would not be sustained. The adoption of this interpretation has not had a material impact on the Company’s results of operations or financial position.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued FASB Statement No. 141R, Business Combinations. This statement revises Statement 141, Business Combinations, by requiring an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This method replaces the cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. A significant change included in Statement 141R is the requirement that costs incurred to effect an acquisition, as well as restructuring costs resulting from an acquisition, must be accounted for separately as expenses. These costs were previously capitalized as part of the cost of the acquisition. Another significant change is the requirement that pre-acquisition contingencies be recognized at fair value as of the date of acquisition if it is more likely than not that they will meet the definition of an asset or liability. Statement 141R will be adopted by the Company in the first quarter of 2009. The adoption of the statement is not anticipated to have a material impact on the Company’s results of operations or financial position, as the Company does not anticipate the acquisition of any significant businesses after the effective date.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. Statement 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. This guidance was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of the statement is not anticipated to have a material impact on the Company’s results of operations or financial position.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Statement 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Statement 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company does not anticipate making the election to measure financial assets at fair value and therefore, adoption of this standard will not have an impact on the financial statements.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51. Statement 160 requires that ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The Statement also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. Statement 160 will be adopted by the Company in the first quarter of 2009. The adoption of the statement is not anticipated to have a material impact on the Company’s results of operations or financial position.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of December 31, 2007, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to changes in short term money market rates as it invests its cash. Based on the Company’s cash invested at December 31, 2007, of $33.3 million, every 100 basis points change in interest rates will impact the Company’s net income by $333,000, all other factors remaining the same.

The Company has assumed fixed interest rate notes payable to lenders under permanent financing arrangements. The following table summarizes the annual maturities and average interest rates.

(000’s)	2008	2009	2010	2011	2012	Thereafter	Total	Fair Market Value
Maturities	$17,555	$5,431	$850	$7,546	$756	$18,548	$50,686	$51,271
Average Interest Rate	7.2%	7.2%	7.1%	6.9%	6.7%	6.7%

Item 8.	Financial Statements and Supplementary Data

Report of Management

on Internal Control Over Financial Reporting

March 3, 2008

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

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2007, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report, has issued an attestation report on the Company’s internal control over financial reporting, a copy of which appears on the next page of this annual report.

/s/ GLADE M. KNIGHT	/s/ BRYAN PEERY
Glade M. Knight	Bryan Peery
Chairman and Chief Executive Officer	Chief Financial Officer (Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Apple REIT Six, Inc.

We have audited Apple REIT Six Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Apple REIT Six Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Apple REIT Six, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated financial statements of Apple REIT Six, Inc. and our report dated March 3, 2008 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Richmond, Virginia

March 3, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Apple REIT Six, Inc.

We have audited the accompanying consolidated balance sheets of Apple REIT Six, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apple REIT Six, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Apple REIT Six, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2008 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Richmond, Virginia

March 3, 2008

Apple REIT Six, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2007	December 31, 2006
ASSETS
Investment in real estate, net of accumulated depreciation of $64,692 and $37,928, respectively	$820,468	$836,906
Cash and cash equivalents	33,261	26,160
Restricted cash-furniture, fixtures and other escrows	3,928	3,350
Due from third party manager, net	8,855	8,948
Other assets, net	16,145	11,475

TOTAL ASSETS	$882,657	$886,839

LIABILITIES
Notes payable	$51,679	$53,660
Other liabilities	14,734	7,133

TOTAL LIABILITIES	66,413	60,793

SHAREHOLDERS’ EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	—	—
Series A preferred stock, no par value, authorized 200,000,000 shares; issued and outstanding 90,280,401 and 89,773,345 shares, respectively	—	—
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 and 240,000 shares, respectively	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 90,280,401 and 89,773,345 shares, respectively	888,878	883,174
Distributions greater than net income	(72,658)	(57,152)

TOTAL SHAREHOLDERS’ EQUITY	816,244	826,046

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$882,657	$886,839

See notes to consolidated financial statements.

Apple REIT Six, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005
Revenues:
Room revenue	$236,278	$217,629	$91,610
Other revenue	20,770	18,246	10,180
Reimbursed expenses	886	—	—

Total revenue	257,934	235,875	101,790

Expenses:
Operating expense	63,748	61,758	27,755
Hotel administrative expense	20,298	18,448	9,822
Sales and marketing	19,692	18,297	7,074
Utilities	9,765	9,592	4,159
Repair and maintenance	11,237	9,749	3,900
Franchise fees	10,256	9,004	3,965
Management fees	9,935	8,730	3,192
Taxes, insurance and other	13,605	13,491	5,340
Reimbursed expenses	886	—	—
General and administrative	5,637	5,355	3,526
Depreciation expense	27,694	25,529	11,366

Total expenses	192,753	179,953	80,099

Operating income	65,181	55,922	21,691

Interest income	1,289	1,220	3,909
Interest expense	(3,142)	(3,029)	(1,783)

Net income	$63,328	$54,113	$23,817

Basic and diluted net income per common share	$0.71	$0.61	$0.42

Weighted average common shares outstanding—basic and diluted	89,644	88,869	56,451

Distributions declared per common share	$0.88	$0.88	$0.88

See notes to consolidated financial statements.

Apple REIT Six, Inc.

Consolidated Statements of Shareholders’ Equity

(in thousands except per share data)

	Common Stock		Class B Convertible Preferred Stock		Distributions Greater than Net income	Total Shareholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2004	34,020	$333,295	240	$24	$(8,220)	$325,099

Net proceeds from the sale of common shares	48,193	476,545	—	—	—	476,545
Common shares redeemed	(438)	(4,761)	—	—	—	(4,761)
Net income	—	—	—	—	23,817	23,817
Cash distributions declared and paid to shareholders ($.88 per share)	—	—	—	—	(48,865)	(48,865)

Balance at December 31, 2005	81,775	805,079	240	24	(33,268)	771,835

Net proceeds from the sale of common shares	10,914	109,957	—	—	—	109,957
Stock options granted	—	69	—	—	—	69
Common shares redeemed	(2,916)	(31,931)	—	—	—	(31,931)
Net income	—	—	—	—	54,113	54,113
Cash distributions declared and paid to shareholders ($.88 per share)	—	—	—	—	(77,997)	(77,997)

Balance at December 31, 2006	89,773	883,174	240	24	(57,152)	826,046

Net proceeds from the sale of common shares	3,028	33,309	—	—	—	33,309
Stock options granted	—	68	—	—	—	68
Common shares redeemed	(2,521)	(27,673)	—	—	—	(27,673)
Net income	—	—	—	—	63,328	63,328
Cash distributions declared and paid to shareholders ($.88 per share)	—	—	—	—	(78,834)	(78,834)

Balance at December 31, 2007	90,280	$888,878	240	$24	$(72,658)	$816,244

See notes to consolidated financial statements.

Apple REIT Six, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005
Cash flow provided by operating activities:
Net income	$63,328	$54,113	$23,817
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	27,694	25,529	11,366
Amortization of deferred financing costs and fair value adjustments	(407)	(418)	(106)
Stock option expense	68	69	—
Changes in operating assets and liabilities, net of amounts acquired/assumed:
Due from third party manager	93	(1,132)	(6,076)
Other assets	(341)	142	(527)
Accounts payable and accrued expenses	(587)	3,060	433

Net cash provided by operating activities	89,848	81,363	28,907

Cash flow from investing activities:
Cash paid in acquisition of hotels	—	(37,180)	(565,082)
Cash paid for potential acquisition of hotels	—	—	(14,093)
Acquisition of other assets	(7,647)	(9,181)	(1,514)
Capital improvements	(7,988)	(15,714)	(4,952)
Net (increase) decrease in cash restricted for property improvements	(842)	309	134
Other investing activities, net	850	—	—

Net cash used in investing activities	(15,627)	(61,766)	(585,507)

Cash flow from financing activities:
Net proceeds from (payments on) unsecured note payable	—	(28,000)	28,000
Payment of financing costs	—	(101)	(582)
Repayment of secured notes payable	(1,445)	(1,313)	(579)
Minority interest contributions	7,523	—	—
Net proceeds from issuance of common stock	33,309	109,957	476,545
Redemptions of common stock	(27,673)	(31,931)	(4,761)
Cash distributions paid to shareholders	(78,834)	(77,997)	(48,865)

Net cash provided by (used in) financing activities	(67,120)	(29,385)	449,758

Increase (decrease) in cash and cash equivalents	7,101	(9,788)	(106,842)

Cash and cash equivalents, beginning of period	26,160	35,948	142,790

Cash and cash equivalents, end of period	$33,261	$26,160	$35,948

Supplemental information:
Interest paid	$3,774	$4,037	$1,640

Non-cash transactions:
Notes payable assumed in acquisitions	$—	$6,663	$43,122

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

Offering Costs

From the Company’s initial capitalization on January 20, 2004 through December 31, 2007, the Company incurred costs of approximately $102 million related to its best-efforts offering of Units. Each Unit is equal to one common share, no par value, and one Series A preferred share of the Company. On March 3, 2006, the Company concluded its best-efforts offering, and had closed on the sale of 91,125,541 Units with total proceeds net of commissions and offering costs of approximately $898 million.

Comprehensive Income

The Company recorded no comprehensive income other than net income for the years ended December 31, 2007, 2006 and 2005.

Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per common share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. There were no shares with a dilutive effect for the years ended December 31, 2007, 2006 and 2005. As a result, basic and dilutive outstanding shares were the same. Series B convertible preferred shares are not included in earnings per common share calculations until such time the Series B convertible preferred shares are converted to common shares (see Note 5).

Federal Income Taxes

The Company is operated as, and has elected to be taxed as, a REIT under Sections 856 to 860 of the Internal Revenue Code. Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the estimated useful lives used to compute depreciation. The characterization of 2007 distributions of $0.88 per common share for tax purposes was 90% ordinary income and 10% return of capital, 2006 distributions of $0.88 per common share for tax purposes was 82% ordinary income and 18% return of capital, and 2005 distributions of $0.88 per common share for tax purposes was 63% ordinary income and 37% return of capital (unaudited).

The Lessee, as a taxable REIT subsidiary of the Company, is subject to federal and state income taxes. The taxable REIT subsidiary incurred a loss for the years ended December 31, 2007, 2006 and 2005, and therefore did not have any tax expense. No operating loss benefit has been recorded in the consolidated balance sheet since realization is uncertain. Total net operating loss carry forward for federal income tax purposes was approximately $20.1 million as of December, 31, 2007. The net operating losses expire beginning in 2024. There are no material differences between the book and tax basis of the Company’s assets.

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

Recently Adopted Accounting Pronouncements

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This interpretation requires that income tax positions recognized in an entity’s tax returns have a more-likely-than-not chance of being sustained prior to recording the related tax benefit in the financial statements. Tax benefits would be derecognized if information became available which indicated that it was more-likely-than-not that the position would not be sustained. The adoption of this interpretation has not had a material impact on the Company’s results of operations or financial position.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued FASB Statement No. 141R, Business Combinations. This statement revises Statement 141, Business Combinations, by requiring an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This method replaces the cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. A significant change included in Statement 141R is the requirement that costs incurred to effect an acquisition, as well as restructuring costs resulting from an acquisition, must be accounted for separately as expenses. These costs were previously capitalized as part of the cost of the acquisition. Another significant change is the requirement that pre-acquisition contingencies be recognized at fair value as of the date of acquisition if it is more likely than not that they will meet the definition of an asset or liability. Statement 141R will be adopted by the Company in the first quarter of 2009. The adoption of the statement is not anticipated to have a material impact on the Company’s results of operations or financial position, as the Company does not anticipate the acquisition of any significant businesses after the effective date.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. Statement 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. This guidance was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of the statement is not anticipated to have a material impact on the Company’s results of operations or financial position.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Statement 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities

Notes to Consolidated Financial Statements—(Continued)

with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Statement 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company does not anticipate making the election to measure financial assets at fair value and therefore, adoption of this standard will not have an impact on the financial statements.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51. Statement 160 requires that ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The Statement also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. Statement 160 will be adopted by the Company in the first quarter of 2009. The adoption of the statement is not anticipated to have a material impact on the Company’s results of operations or financial position.

Note 2

Investments in Real Estate

As of December 31, 2007, the Company owned 67 hotels consisting of the following: thirteen Hilton Garden Inn hotels, ten Residence Inn hotels, ten Courtyard hotels, eight SpringHill Suites hotels, six Homewood Suites hotels, six TownePlace Suites hotels, five Fairfield Inn hotels, four Hampton Inn hotels, three Hampton Inn & Suites hotels and two Marriott hotels. The hotels are located in various states and, in aggregate, consist of 7,750 rooms.

Investment in hotels consisted of the following (in thousands):

	December 31, 2007	December 31, 2006
Land	$107,163	$107,288
Building and Improvements	728,005	723,378
Furniture, Fixtures and Equipment	49,992	44,168

	885,160	874,834
Less Accumulated Depreciation	(64,692)	(37,928)

Investment in Real Estate, net	$820,468	$836,906

The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Ft. Worth	Texas	SpringHill Suites	Marriott	5/28/04	145	$13,340
Myrtle Beach	South Carolina	Courtyard	Marriott	6/8/04	135	9,200
Redmond	Washington	Marriott	Marriott	7/7/04	262	64,000
Anchorage	Alaska	Hilton Garden Inn	Stonebridge	10/12/04	125	18,900
Anchorage	Alaska	Homewood Suites	Stonebridge	10/12/04	122	13,200
Arcadia	California	Hilton Garden Inn	Stonebridge	10/12/04	124	12,000
Arcadia	California	SpringHill Suites	Stonebridge	10/12/04	86	8,100
Glendale	Colorado	Hampton Inn & Suites	Stonebridge	10/12/04	133	14,700
Lakewood	Colorado	Hampton Inn	Stonebridge	10/12/04	170	10,600

Notes to Consolidated Financial Statements—(Continued)

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Lake Forest	California	Hilton Garden Inn	Stonebridge	10/12/04	103	11,400
Phoenix	Arizona	Hampton Inn	Stonebridge	10/12/04	99	6,700
Anchorage	Alaska	Hampton Inn	Stonebridge	3/14/05	101	11,500
Bakersfield	California	Hilton Garden Inn	Hilton	3/18/05	120	11,500
Tallahassee	Florida	Hilton Garden Inn	Hilton	3/18/05	99	10,850
Lake Mary	Florida	Courtyard	LBA	3/18/05	86	6,000
Foothill Ranch	California	Hampton Inn	Stonebridge	4/21/05	84	7,400
Ft. Worth	Texas	Residence Inn	Western	5/6/05	149	17,000
Boulder	Colorado	Marriott	WLS	5/9/05	157	30,000
Ft. Worth	Texas	Homewood Suites	Hilton	5/24/05	137	9,097
Nashville	Tennessee	Homewood Suites	Hilton	5/24/05	121	8,103
Albany	Georgia	Courtyard	LBA	6/24/05	84	8,597
Lakeland	Florida	Residence Inn	LBA	6/24/05	78	9,886
Huntsville	Alabama	Residence Inn	LBA	6/24/05	78	8,288
Dothan	Alabama	Hampton Inn & Suites	LBA	6/24/05	85	8,673
Columbus	Georgia	Residence Inn	LBA	6/24/05	78	7,888
Las Colinas	Texas	TownePlace Suites	Western	6/30/05	136	7,178
Arlington	Texas	TownePlace Suites	Western	6/30/05	95	7,148
Arlington	Texas	SpringHill Suites	Western	6/30/05	122	7,486
Tempe	Arizona	TownePlace Suites	Western	6/30/05	119	8,128
Tempe	Arizona	SpringHill Suites	Western	6/30/05	121	8,060
Wallingford	Connecticut	Homewood Suites	WLS	7/8/05	104	12,780
McAllen	Texas	Hilton Garden Inn	Western	7/19/05	104	9,000
Pensacola	Florida	Hampton Inn & Suites	LBA	7/21/05	85	9,279
Rocky Hill	Connecticut	Residence Inn	WLS	8/1/05	96	12,070
Dothan	Alabama	Courtyard	LBA	8/11/05	78	8,016
Somerset	New Jersey	Homewood Suites	WLS	8/17/05	123	17,750
Birmingham	Alabama	Fairfield Inn	LBA	8/25/05	63	2,176
Tuscaloosa	Alabama	Courtyard	LBA	8/25/05	78	7,551
Tuscaloosa	Alabama	Fairfield Inn	LBA	8/25/05	63	3,982
Pensacola	Florida	Courtyard	LBA	8/25/05	90	11,369
Pensacola	Florida	Fairfield Inn	LBA	8/25/05	63	4,858
Pittsburgh	Pennsylvania	Residence Inn	WLS	9/2/05	156	11,000
Laredo	Texas	Residence Inn	Western	9/12/05	109	11,445
Mt. Olive	New Jersey	Residence Inn	WLS	9/15/05	123	12,070
Saratoga Springs	New York	Hilton Garden Inn	WLS	9/29/05	112	17,750
Huntsville	Alabama	Fairfield Inn	LBA	9/30/05	79	4,954
Savannah	Georgia	SpringHill Suites	LBA	9/30/05	79	5,407
Montgomery	Alabama	SpringHill Suites	LBA	9/30/05	79	6,835
Valdosta	Georgia	Courtyard	LBA	10/3/05	84	8,284
Farmington	Connecticut	Courtyard	WLS	10/20/05	119	16,330
Orange Park	Florida	Fairfield Inn	LBA	11/8/05	83	7,221
Folsom	California	Hilton Garden Inn	Inn Ventures	11/30/05	100	18,028
Milpitas	California	Hilton Garden Inn	Inn Ventures	11/30/05	161	18,600
Roseville	California	Hilton Garden Inn	Inn Ventures	11/30/05	131	20,759
Renton	Washington	Hilton Garden Inn	Inn Ventures	11/30/05	150	16,096
Laredo	Texas	Homewood Suites	Western	11/30/05	106	10,500
Dallas	Texas	SpringHill Suites	Western	12/9/05	147	19,500

Notes to Consolidated Financial Statements—(Continued)

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Hillsboro	Oregon	TownePlace Suites	Inn Ventures	12/19/05	136	11,500
Kent	Washington	TownePlace Suites	Inn Ventures	12/19/05	152	12,000
Mukilteo	Washington	TownePlace Suites	Inn Ventures	12/19/05	128	12,000
Portland	Oregon	Residence Inn	Inn Ventures	12/19/05	258	42,000
Fredericksburg	Virginia	Hilton Garden Inn	Hilton	12/20/05	148	16,600
San Francisco	California	Hilton Garden Inn	Inn Ventures	1/30/06	169	12,266
Clearwater	Florida	SpringHill Suites	LBA	2/17/06	79	6,923
Hillsboro	Oregon	Residence Inn	Inn Ventures	3/9/06	122	15,500
Hillsboro	Oregon	Courtyard	Inn Ventures	3/9/06	155	11,000
Panama City	Florida	Courtyard	LBA	4/26/06	84	9,245

				Total	7,750	$827,566

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

Note 3

Other Assets

On January 25, 2006, the Company, through a wholly-owned subsidiary, Apple Six Hospitality Air, LLC, purchased a Lear 40 jet to be used primarily for renovation and asset management purposes. The purchase price was approximately $8.3 million. In July 2007, the Company formed Apple Air Holding, LLC (“Apple Air”), which acquired Apple Six Hospitality Air, LLC. Apple Air is jointly owned by the Company and Apple REIT Seven, Inc. (“Apple Seven”). Apple Seven’s ownership interest is accounted for as a minority interest and is included in other liabilities on the Company’s consolidated balance sheets. On November 20, 2007, Apple Air purchased a 2003 Lear 40 jet, also to be used primarily for renovation and asset management purposes. The purchase price was approximately $6.9 million. These assets are depreciated on a straight-line basis over a useful life of ten years. For the years ended December 31, 2007 and 2006, the Company recorded depreciation expense in the amount of approximately $912,000 and $848,000 on the two aircraft.

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

Notes to Consolidated Financial Statements—(Continued)

The Company has also assumed approximately $54.1 million of debt secured by a first mortgage on 14 of its properties. The following table summarizes the hotel, interest rate, maturity date and the principal amount assumed associated with each mortgage. All dollar amounts are in thousands.

Location	Brand	Rate	Maturity Date	Principal Assumed	Outstanding balance as of Dec. 31, 2007	Outstanding balance as of Dec. 31, 2006
Glendale, CO	Hampton Inn & Suites	6.93%	1/01/13	$6,603	$5,964	$6,181
Anchorage, AK	Hampton Inn	7.75%	4/01/09	5,531	4,903	5,148
Foothill Ranch, CA	Hampton Inn	8.06%	8/01/11	4,502	4,287	4,374
Dothan, AL	Courtyard	7.35%	4/01/08	3,244	3,034	3,128
Birmingham, AL	Fairfield Inn	7.35%	5/01/08	2,086	1,952	2,012
Tuscaloosa, AL	Courtyard	7.30%	5/01/08	3,388	3,169	3,268
Tuscaloosa, AL	Fairfield Inn	7.30%	5/01/08	1,690	1,580	1,630
Pensacola, FL	Courtyard	7.35%	5/01/08	4,557	4,264	4,396
Pensacola, FL	Fairfield Inn	7.35%	5/01/08	2,734	2,559	2,638
Huntsville, AL	Fairfield Inn	6.80%	1/11/13	3,028	2,896	2,957
Savannah, GA	SpringHill Suites	6.80%	1/11/13	3,066	2,933	2,994
Montgomery, AL	SpringHill Suites	6.80%	1/11/13	3,785	3,620	3,696
Orange Park, FL	Fairfield Inn	8.52%	2/11/11	3,193	3,071	3,132
Hillsboro, OR	Courtyard	6.40%	12/11/14	6,663	6,454	6,577

			Total	$54,070	$50,686	$52,131

The aggregate amounts of principal payable under the Company’s promissory notes, for the five years subsequent to December 31, 2007 are as follows (in thousands):

Total
2008	$17,555
2009	5,431
2010	850
2011	7,546
2012	756
Thereafter	18,548

50,686
Fair Value Adjustment of Assumed Debt	993

Total	$51,679

Fair value adjustments were recorded in connection with the assumption of the above market rate debt in connection with the hotel acquisitions. These premiums are amortized into interest expense over the remaining term of the related indebtedness using the effective interest rate method. The effective rates range from 5.71% to 6.11%. The total adjustment was $2.3 million and the unamortized balances at December 31, 2007 and 2006 were $1.0 million and $1.5 million, respectively.

Note 5

Shareholders’ Equity

The Company concluded its best-efforts offering of Units on March 3, 2006. The Company registered its Units on Registration Statement Form S-11 (File No. 333-112169) filed April 20, 2004. The Company began its

Notes to Consolidated Financial Statements—(Continued)

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

Notes to Consolidated Financial Statements—(Continued)

No additional consideration is due upon the conversion of the Series B convertible preferred shares. The conversion into common shares of the Series B convertible preferred shares will result in dilution of the common shareholders’ interests.

Expense related to issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. If a conversion event had occurred at December 31, 2007, expense would have ranged from $0 to $63.8 million (assumes $11 per Unit fair market value), which represents approximately 5.8 million shares of common stock.

In July 2005, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually paid for the Unit; or (2) $11.00 per Unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As of December 31, 2007, the Company has redeemed 5.9 million Units in the amount of $64.4 million under the program, including 2.5 million Units for $27.7 million redeemed in 2007 and 2.9 million Units in the amount of $31.9 million redeemed in 2006.

In February 2006, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. As of December 31, 2007, approximately 5.0 million Units, representing $55.3 million in proceeds to the Company, have been issued under the plan, including 3.0 million Units representing $33.3 million issued in 2007 and 2.0 million Units representing $22.0 million issued in 2006.

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

Notes to Consolidated Financial Statements—(Continued)

shares and a series having preferential distribution rights could limit common share distributions and reduce the amount holders of common shares would otherwise receive on dissolution.

Note 6

Stock Incentive Plans

On January 20, 2004, the Board of Directors approved a Non-Employee Directors Stock Option Plan (the “Directors Plan”) whereby directors, who are not employees of the Company or affiliates, automatically receive the option to purchase Units. Under the Directors Plan, the number of Units authorized for issuance is equal to 45,000 plus 1.8% of the number of Units sold in excess of the minimum offering of 4,761,905 Units. This plan currently relates to the initial public offering of 91,125,541 Units. Therefore, the maximum number of Units authorized under the Directors Plan is currently 1,599,545 based on the number of shares issued as of December 31, 2007. The options expire 10 years from the date of grant.

On January 20, 2004, the Board of Directors approved an Incentive Stock Option Plan (the “Incentive Plan”) whereby incentive awards may be granted to certain employees of the Company or affiliates. Under the Incentive Plan, the number of Units authorized for issuance is equal to 35,000 plus 4.625% of the number of Units sold in the initial offering in excess of 4,761,905. This plan also currently relates to the initial public offering of 91,125,541 Units. Therefore, the maximum number of Units that can be issued under the Incentive Plan is currently 4,029,318 based on the number of shares issued as of December 31, 2007.

Both plans generally provide, among other things, that options be granted at exercise prices not lower than the market value of the Units on the date of grant. The options expire 10 years from the date of the grant. During 2007, 2006 and 2005, the Company granted options to purchase 71,640, 71,948 and 42,676 Units, respectively, under the Directors Plan. All of the options issued vested at the date of issuance, and have an exercise price of $11 per Unit. The Company granted no options under the Incentive Plan during 2007, 2006 and 2005. Activity in the Company’s share option plan during 2007, 2006 and 2005 is summarized in the following table:

	2007	2006	2005
Outstanding, beginning of year:	144,172	72,224	29,548
Granted	71,640	71,948	42,676
Exercised	—	—	—
Expired or canceled	—	—	—

Outstanding, end of year:	215,812	144,172	72,224

Exercisable, end of year:	215,812	144,172	72,224

The weighted-average exercise price:	$11.00	$11.00	$11.00

Prior to January 1, 2006, the Company used the intrinsic value method, as defined by APB 25, to account for stock-based compensation. This method required compensation expense to be recognized for the excess of the quoted market price of the stock at the grant date or the measurement date over the amount an employee must pay to acquire the stock. Beginning January 1, 2006, the Company adopted FASB Statement No. 123(R) under the modified prospective transition method and recorded $68,000 and $69,000 of share-based expense for the 71,640 and 71,948 options issued during the years ended December 31, 2007 and 2006.

Notes to Consolidated Financial Statements—(Continued)

Note 7

Management and Franchise Agreements

Each of the Company’s 67 hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies (indicates the number of hotels managed): Marriott International, Inc. (“Marriott”) (3), Stonebridge Reality Advisors, Inc. (“Stonebridge”) (10), Hilton Hotels Corporation (“Hilton”) (5), Western International (“Western”) (10), Larry Blumberg & Associates (“LBA”) (20), White Lodging Services Corporation (“WLS”) (8), or Inn Ventures, Inc. (“Inn Ventures”) (11). The agreements have remaining terms ranging from 3 to 27 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. During the years ended December 31, 2007, 2006 and 2005 the Company incurred approximately $9.9, $8.7 and $3.2 million in management fees, respectively.

Stonebridge, Western, LBA, WLS, and Inn Ventures are not affiliated with either Marriott or Hilton, and as a result, the hotels managed by these companies were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for a term of 13 to 20 years. Fees associated with the Hilton agreements generally include the payment of royalty fees and program fees based on room revenues. The Marriott franchise agreements provide for an initial term of 15 to 20 years. Fees associated with the Marriott agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. During the years ended December 31, 2007, 2006 and 2005 the Company incurred approximately $10.3, $9.0 and $4.0 million in franchise fees.

Note 8

Related Parties

The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company has a contract with ASRG, a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of December 31, 2007, total payments to ASRG for services under the terms of this contract were $16.6 million, which was capitalized as a part of the purchase price of the hotels. There were no fees incurred during 2007 under this contract.

The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“ASA”), pursuant to which ASA provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. Until May 2007, ASA utilized Apple Hospitality Two, Inc. to provide these services. From May to October 2007, ASA utilized Apple Fund Management, LLC, a subsidiary of Apple Hospitality Five, Inc. (“AHF”) to provide these services. In October 2007, AHF merged with an unrelated third party and the Company acquired all of AHF’s interest in Apple Fund Management, LLC at no incremental cost to the Company. The advisory fees incurred under the agreement with ASA in 2007, 2006 and 2005 were approximately $2.5, $2.3 and $0.7 million, respectively.

Notes to Consolidated Financial Statements—(Continued)

Effective October 2007, through its wholly-owned subsidiary, Apple Fund Management, LLC, the Company provides support services to ASRG, ASA, Apple Seven Advisors, Inc. (“A7A”), Apple Suites Realty Group, Inc. (“Suites”), Apple REIT Seven, Inc., Apple Eight Advisors, Inc. (“A8A”), Apple REIT Eight, Inc. and Apple REIT Nine, Inc. A7A provides day to day advisory and administrative functions for Apple REIT Seven, Inc. A8A provides day to day advisory and administrative functions for Apple REIT Eight, Inc. Suites provides real estate brokerage services to Apple REIT Seven, Inc. and Apple REIT Eight, Inc. Each of these companies has agreed to reimburse the Company for its costs in providing these services. For the year ended December 31, 2007, the Company received reimbursement of its costs totaling approximately $0.9 million. ASRG, ASA, A7A, Suites, A8A and Apple REIT Nine, Inc. are 100% owned by Glade Knight, the Company’s Chairman and Chief Executive Officer.

Including ASRG, ASA, Suites, A7A, A8A and Apple REIT Nine, Inc. discussed above, Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Seven, Inc. (a diversified REIT) and Apple REIT Eight, Inc. (a newly formed company that intends to qualify as a diversified REIT). Mr. Knight was also Chairman and Chief Executive Officer of Apple Hospitality Two, Inc. (a hospitality REIT) until May 2007 and Apple Hospitality Five, Inc. (a hospitality REIT) until October 2007. Members of the Company’s Board of Directors are also on the boards of Apple REIT Seven, Inc. and Apple REIT Eight, Inc. Until May 2007, members of the Company’s Board of Directors were also on the board of Apple Hospitality Two, Inc. and, until October 2007, were on the board of Apple Hospitality Five, Inc.

Note 9

Pro Forma Information (Unaudited)

The following unaudited pro forma information for the year ended December 31, 2005 is presented as if the acquisitions of the Company’s 62 hotels purchased through December 31, 2005 occurred on January 1, 2005. For the hotels acquired in 2006, the results of operations of those hotels for the period not owned were not significant compared to the Company’s results of operations. The pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions, in fact, had occurred on January 1, 2005, nor does it purport to represent the results of operations for future periods. Amounts are in thousands except per share data.

Year ended December 31, 2005
Hotel revenues	$189,423
Net income	$39,338
Net income per common share-basic and diluted	$0.54

The pro forma information reflects adjustments for actual revenues and expenses of the 51 hotels acquired in 2005 for the respective period owned prior to acquisition by the Company. Net income has been adjusted as follows: (1) interest income has been adjusted to reflect the reduction in cash and cash equivalents required to fund the acquisitions; (2) interest expense has been adjusted to reflect the assumption of debt; (3) depreciation has been adjusted based on the Company’s basis in the hotels.

Notes to Consolidated Financial Statements—(Continued)

Note 10

Commitments

As of December 31, 2007, the Company had an outstanding contract for the purchase of a hotel located in Roanoke Rapids, North Carolina. The hotel is expected to be acquired in the first quarter of 2008 for approximately $15.2 million, has 147 rooms and operates as a Hilton Garden Inn.

The Company has ground leases for five of its hotels with remaining terms ranging from 8 to 49 years. The aggregate amounts of minimum lease payments under these agreements for the five years subsequent to December 31, 2007 are as follows (in thousands):

Total
2008	$471
2009	471
2010	483
2011	487
2012	487
Thereafter	10,511

Total	$12,910

Note 11

Industry Segments

The Company owns extended-stay and limited service hotel properties throughout the United States that generate rental and other property related income. The Company separately evaluates the performance of each of its hotel properties. However, because each of the hotels has similar economic characteristics, facilities, and services, the properties have been aggregated into a single operating segment. All segment disclosures are included in, or can be derived from, the Company’s consolidated financial statements.

Note 12

Quarterly Financial Data (unaudited)

The following is a summary of quarterly results of operations for the period ended December 31, 2007:

(in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$60,179	$67,959	$69,405	$60,391
Net income	$13,781	$18,318	$19,209	$12,020
Basic and diluted income per common share	$0.15	$0.20	$0.21	$0.14
Distributions declared and paid per common share	$0.22	$0.22	$0.22	$0.22

The following is a summary of quarterly results of operations for the period ended December 31, 2006:

(in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$53,086	$62,137	$65,658	$54,994
Net income	$10,984	$15,191	$18,120	$9,818
Basic and diluted income per common share	$0.13	$0.17	$0.20	$0.11
Distributions declared and paid per common share	$0.22	$0.22	$0.22	$0.22

Notes to Consolidated Financial Statements—(Continued)

Note 13

Subsequent Events

In January 2008, the Company declared and paid $6.6 million or $.073 per common share, in a distribution to its common shareholders, of which $2.9 million or 260,606 Units were reinvested under the Company’s Dividend Reinvestment Plan.

On January 21, 2008, the Company redeemed 394,682 Units in the amount of $4.3 million under its Unit Redemption Program.

In February 2008, the Company declared and paid $6.8 million or $.075 per common share, in a distribution to its common shareholders, of which $2.9 million or 267,387 Units were reinvested under the Company’s Dividend Reinvestment Plan.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be set forth in the Company’s 2008 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 10, the 2008 Proxy Statement is incorporated herein by this reference.

Item 11.	Executive Compensation

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be set forth in the Company’s 2008 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2008 Proxy Statement is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Items 201(d) and 403 of Regulation S-K will be set forth in the Company’s 2008 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2008 Proxy Statement is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K will be set forth in the Company’s 2008 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2008 Proxy Statement is incorporated herein by this reference.

Item 14.	Principal Accounting Fees and Services

This information required by Item 9(e) of Schedule 14A will be set forth in the Company’s 2008 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2008 Proxy Statement is incorporated herein by this reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

1. Financial Statements of Apple REIT Six, Inc.

Report of Management on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control Over

Financial Reporting—Ernst & Young LLP

Report of Independent Registered Public Accounting Firm—Ernst & Young LLP

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

These financial statements are set forth in Item 8 of this report and are hereby incorporated by reference.

2. Financial Statement Schedules

Schedule III—Real Estate and Accumulated Depreciation (Included at the end of this Part IV of this report.)

3. Exhibits

Incorporated herein by reference are the exhibits listed under “Exhibits Index” to this Report available at www.sec.gov.

SCHEDULE III

Real Estate and Accumulated Depreciation

As of December 31, 2007

(dollars in thousands)

				Initial Cost		Subsequently Capitalized
City	State	Brand	Encumbrances	Land	Bldg./ FF&E	Bldg Imp. & FF&E	Total Gross Cost (1)	Acc Deprec	Date of Construction	Date Acquired	Depreciable Life	# of Rooms
Birmingham	Alabama	Fairfield Inn	$1,952	$354	$2,057	$99	$2,510	$(166)	1995	Aug-05	3 -39 yrs.	63
Dothan	Alabama	Courtyard	3,034	1,270	7,142	145	8,557	(574)	1996	Aug-05	3 -39 yrs.	78
Dothan	Alabama	Hampton Inn & Suites	—	842	8,129	21	8,992	(710)	2004	Jun-05	3 - 39 yrs.	85
Huntsville	Alabama	Fairfield Inn	2,896	506	4,813	81	5,400	(319)	1999	Sep-05	3 - 39 yrs.	79
Huntsville	Alabama	Residence Inn	—	947	7,632	72	8,651	(606)	2002	Jun-05	3 - 39 yrs.	78
Montgomery	Alabama	SpringHill Suites	3,620	963	6,327	59	7,349	(417)	1998	Sep-05	3 - 39 yrs.	79
Tuscaloosa	Alabama	Courtyard	3,169	—	7,953	201	8,154	(578)	1996	Aug-05	3 - 39 yrs.	78
Tuscaloosa	Alabama	Fairfield Inn	1,580	—	4,240	110	4,350	(308)	1996	Aug-05	3 - 39 yrs.	63
Anchorage	Alaska	Hampton Inn	4,903	1,220	10,501	1,915	13,636	(1,265)	1997	Mar-05	3 - 39 yrs.	101
Anchorage	Alaska	Hilton Garden Inn	—	4,230	14,788	225	19,243	(1,460)	2002	Oct-04	3 - 39 yrs.	125
Anchorage	Alaska	Homewood Suites	—	1,803	11,046	59	12,908	(1,264)	2004	Oct-04	3 - 39 yrs.	122
Phoenix	Arizona	Hampton Inn	—	1,425	5,205	770	7,400	(727)	1998	Oct-04	3 - 39 yrs.	99
Tempe	Arizona	SpringHill Suites	—	1,170	7,159	41	8,370	(635)	1998	Jun-05	3 - 39 yrs.	121
Tempe	Arizona	TownePlace Suites	—	1,226	7,169	60	8,455	(628)	1998	Jun-05	3 - 39 yrs.	119
Arcadia	California	Hilton Garden Inn	—	1,718	10,195	726	12,639	(1,218)	1999	Oct-04	3 - 39 yrs.	124
Arcadia	California	SpringHill Suites	—	1,633	6,459	778	8,870	(842)	1999	Oct-04	3 - 39 yrs.	86
Bakersfield	California	Hilton Garden Inn	—	1,166	10,565	92	11,823	(1,057)	2004	Mar-05	3 - 39 yrs.	120
Folsom	California	Hilton Garden Inn	—	1,521	16,989	1,083	19,593	(1,220)	1999	Nov-05	3 - 39 yrs.	100
Foothill Ranch	California	Hampton Inn	4,287	1,056	6,499	729	8,284	(718)	1998	Apr-05	3 - 39 yrs.	84
Lake Forest	California	Hilton Garden Inn	—	1,541	9,425	69	11,035	(1,082)	2004	Oct-04	3 - 39 yrs.	103
Milpitas	California	Hilton Garden Inn	—	2,565	16,534	1,723	20,822	(1,343)	1999	Nov-05	3 - 39 yrs.	161
Roseville	California	Hilton Garden Inn	—	2,362	18,937	1,403	22,702	(1,418)	1999	Nov-05	3 - 39 yrs.	131
San Francisco	California	Hilton Garden Inn	—	2,007	9,545	1,856	13,408	(931)	1999	Jan-06	3 - 39 yrs.	169
Boulder	Colorado	Marriott	—	3,066	27,825	1,721	32,612	(2,530)	1997	May-05	3 - 39 yrs.	157
Glendale	Colorado	Hampton Inn & Suites	5,964	3,641	11,221	1,179	16,041	(1,373)	1999	Oct-04	3 - 39 yrs.	133
Lakewood	Colorado	Hampton Inn	—	2,508	8,090	377	10,975	(988)	2003	Oct-04	3 - 39 yrs.	170
Farmington	Connecticut	Courtyard	—	1,794	15,434	1	17,229	(1,076)	2005	Oct-05	3 - 39 yrs.	119
Rocky Hill	Connecticut	Residence Inn	—	1,472	11,284	3	12,759	(862)	2005	Aug-05	3 - 39 yrs.	96
Wallingford	Connecticut	Homewood Suites	—	1,419	12,072	28	13,519	(958)	2005	Jul-05	3 - 39 yrs.	104
Clearwater	Florida	SpringHill Suites	—	—	7,214	—	7,214	(469)	2006	Feb-06	3 - 39 yrs.	79
Lake Mary	Florida	Courtyard	—	690	5,568	588	6,846	(571)	1995	Mar-05	3 - 39 yrs.	86
Lakeland	Florida	Residence Inn	—	1,520	8,699	601	10,820	(689)	2001	Jun-05	3 - 39 yrs.	78
Orange Park	Florida	Fairfield Inn	3,071	855	6,979	81	7,915	(424)	1998	Nov-05	3 - 39 yrs.	83
Panama City	Florida	Courtyard	—	1,407	8,217	4	9,628	(499)	2006	Mar-06	3 - 39 yrs.	84
Pensacola	Florida	Courtyard	4,264	1,186	10,728	201	12,115	(760)	1997	Aug-05	3 - 39 yrs.	90
Pensacola	Florida	Fairfield Inn	2,559	470	4,703	123	5,296	(326)	1995	Aug-05	3 - 39 yrs.	63
Pensacola	Florida	Hampton Inn & Suites	—	1,248	8,354	6	9,608	(724)	2005	Jul-05	3 - 39 yrs.	85
Tallahassee	Florida	Hilton Garden Inn	—	1,103	10,130	484	11,717	(935)	1997	Mar-05	3 - 39 yrs.	99
Albany	Georgia	Courtyard	—	1,253	7,658	63	8,974	(670)	2004	Jun-05	3 - 39 yrs.	84
Columbus	Georgia	Residence Inn	—	—	8,184	86	8,270	(677)	2003	Jun-05	3 - 39 yrs.	78

SCHEDULE III

Real Estate and Accumulated Depreciation—(Continued)

As of December 31, 2007

(dollars in thousands)

				Initial Cost		Subsequently Capitalized
City	State	Brand	Encumbrances	Land	Bldg./ FF&E	Bldg Imp. & FF&E	Total Gross Cost (1)	Acc Deprec	Date of Construction	Date Acquired	Depreciable Life	# of Rooms
Savannah	Georgia	SpringHill Suites	2,933	693	5,099	24	5,816	(335)	1999	Sep-05	3 - 39 yrs.	79
Valdosta	Georgia	Courtyard	—	1,036	7,529	118	8,683	(551)	2002	Oct-05	3 - 39 yrs.	84
Mt. Olive	New Jersey	Residence Inn	—	1,410	11,331	11	12,752	(879)	2005	Sep-05	3 - 39 yrs.	123
Somerset	New Jersey	Homewood Suites	—	1,813	16,801	42	18,656	(1,256)	2005	Aug-05	3 - 39 yrs.	123
Saratoga Springs	New York	Hilton Garden Inn	—	2,399	15,885	240	18,524	(1,046)	1999	Sep-05	3 - 39 yrs.	112
Hillsboro	Oregon	Courtyard	6,454	1,879	9,484	69	11,432	(542)	1996	Mar-06	3 - 39 yrs.	155
Hillsboro	Oregon	Residence Inn	—	2,665	13,295	72	16,032	(816)	1994	Mar-06	3 - 39 yrs.	122
Hillsboro	Oregon	TownePlace Suites	—	2,150	9,715	587	12,452	(674)	1999	Dec-05	3 - 39 yrs.	136
Portland	Oregon	Residence Inn	—	4,400	38,687	1,889	44,976	(2,391)	2001	Dec-05	3 - 39 yrs.	258
Pittsburgh	Pennsylvania	Residence Inn	—	1,161	10,267	1,500	12,928	(948)	1998	Sep-05	3 - 39 yrs.	156
Myrtle Beach	South Carolina	Courtyard	—	1,857	7,631	940	10,428	(1,116)	1999	Jun-04	3 - 39 yrs.	135
Nashville	Tennessee	Homewood Suites	—	1,170	7,177	483	8,830	(729)	1999	May-05	3 - 39 yrs.	121
Arlington	Texas	SpringHill Suites	—	1,122	6,649	39	7,810	(594)	1998	Jun-05	3 - 39 yrs.	122
Arlington	Texas	TownePlace Suites	—	1,033	6,373	66	7,472	(554)	1999	Jun-05	3 - 39 yrs.	95
Dallas	Texas	SpringHill Suites	—	1,372	18,737	333	20,442	(1,298)	1997	Dec-05	3 - 39 yrs.	147
Fort Worth	Texas	Homewood Suites	—	1,152	8,210	504	9,866	(850)	1999	May-05	3 - 39 yrs.	137
Fort Worth	Texas	Residence Inn	—	1,873	15,586	13	17,472	(1,348)	2005	May-05	3 - 39 yrs.	149
Fort Worth	Texas	SpringHill Suites	—	2,125	11,619	—	13,744	(1,366)	2004	May-04	3 - 39 yrs.	145
Laredo	Texas	Homewood Suites	—	1,118	9,781	11	10,910	(727)	2005	Nov-05	3 - 39 yrs.	106
Laredo	Texas	Residence Inn	—	902	10,969	16	11,887	(860)	2005	Sep-05	3 - 39 yrs.	109
Las Colinas	Texas	TownePlace Suites	—	1,205	6,256	32	7,493	(595)	1998	Jun-05	3 - 39 yrs.	136
McAllen	Texas	Hilton Garden Inn	—	1,178	8,143	444	9,765	(699)	2000	Jul-05	3 - 39 yrs.	104
Fredericksburg	Virginia	Hilton Garden Inn	—	1,822	15,362	66	17,250	(1,078)	2005	Dec-05	3 - 39 yrs.	148
Richmond	Virginia	Corporate Office	—	381	1,038	3,284	4,703	(605)	1893	Jun-04	3 - 39 yrs.	N/A
Kent	Washington	TownePlace Suites	—	1,841	10,721	558	13,120	(745)	1999	Dec-05	3 - 39 yrs.	152
Mukilteo	Washington	TownePlace Suites	—	1,505	11,055	528	13,088	(737)	1999	Dec-05	3 - 39 yrs.	128
Redmond	Washington	Marriott	—	9,504	56,168	328	66,000	(6,104)	2004	Jul-04	3 - 39 yrs.	262
Renton	Washington	Hilton Garden Inn	—	1,277	14,674	1,682	17,633	(1,232)	1998	Nov-05	3 - 39 yrs.	150
Deposits on Construction in Progress						307	307	—

			$50,686	$107,200	$745,911	$32,049	$885,160	$(64,692)				7,750

Real estate owned:	2007	2006	2005	Accumulated depreciation:	2007	2006	2005
Balance as of January 1	$874,834	$803,417	$185,965	Balance as of January 1	$37,928	$13,247	$1,881
Acquisition	—	54,840	613,218	Depreciation expense	26,782	24,681	11,366
Improvements	10,326	16,577	4,234	Disposals	(18)	—	—

Balance at December 31	$885,160	$874,834	$803,417	Balance at December 31	$64,692	$37,928	$13,247

(1)	The cost basis for Federal Income Tax purposes approximates the basis used in this schedule.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE REIT SIX, INC.

By:	/s/ GLADE M. KNIGHT	Date:	March 3, 2008
Glade M. Knight,
Chairman of the Board, Chief Executive Officer, and President
(Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date:	March 3, 2008
Bryan Peery,
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ GLADE M. KNIGHT	Date:	March 3, 2008
Glade M. Knight, Director

By:	/s/ LISA B. KERN	Date:	March 3, 2008
Lisa B. Kern, Director

By:	/s/ BRUCE H. MATSON	Date:	March 3, 2008
Bruce H. Matson, Director

By:	/s/ MICHAEL S. WATERS	Date:	March 3, 2008
Michael S. Waters, Director

By:	/s/ ROBERT M. WILY	Date:	March 3, 2008
Robert M. Wily, Director

EXHIBIT INDEX

Exhibit Number	Description
2.1	Master Purchase Agreement between Apple Six Hospitality Ownership, Inc. and the parties named therein dated June 14, 2005 (Incorporated by reference to Exhibit 2.1 to the registrant’s quarterly report on Form 10-Q (SEC File No 333-1112169) filed August 4, 2005)

2.2	Purchase Contract between Sunbelt Hotels—Florida II, L.L.C. and Apple Six Hospitality Ownership, Inc. dated June 14, 2005 (Incorporated by reference to Exhibit 2.2 to the registrant’s quarterly report on Form 10-Q (SEC File No 333-1112169) filed August 4, 2005)

2.3	Purchase Contract between Sunbelt Hotel Enterprises, Inc. and Apple Six Hospitality Ownership, Inc. dated June 14, 2005 (Incorporated by reference to Exhibit 2.3 to the registrant’s quarterly report on Form 10-Q (SEC File No 333-1112169) filed August 4, 2005)

2.4	Schedule of information for two additional and substantially identical purchase contracts dated June 14, 2005 (substantially identical to Exhibit 2.2 above) (Incorporated by reference to Exhibit 2.4 to the registrant’s quarterly report on Form 10-Q (SEC File No 333-1112169) filed August 4, 2005)

2.5	Schedule of information for twelve additional and substantially identical purchase contracts dated June 14, 2005 (substantially identical to Exhibit 2.3 above) (Incorporated by reference to Exhibit 2.5 to the registrant’s quarterly report on Form 10-Q (SEC File No 333-1112169) filed August 4, 2005)

2.6	Purchase Contract between McHot Property, L.P. and Apple Six Hospitality Texas, L.P. dated June 21, 2005 (Incorporated by reference to Exhibit 2.6 to the registrant’s quarterly report on Form 10-Q (SEC File No 333-1112169) filed August 4, 2005)

2.7	Purchase Contract between BMC Hotel Property, Ltd. and Apple Six Hospitality Texas, L.P. dated June 21, 2005 (Incorporated by reference to Exhibit 2.7 to the registrant’s quarterly report on Form 10-Q (SEC File No 333-1112169) filed August 4, 2005)

2.8	Purchase Contract between Temfield Hotel Property, L.P. and Apple Six Hospitality Ownership, Inc. dated June 21, 2005 (Incorporated by reference to Exhibit 2.8 to the registrant’s quarterly report on Form 10-Q (SEC File No 333-1112169) filed August 4, 2005)

2.9	Schedule of information for four additional and substantially identical purchase contracts dated June 21, 2005 (substantially identical to Exhibit 2.8 above) (Incorporated by reference to Exhibit 2.9 to the registrant’s quarterly report on Form 10-Q (SEC File No 333-1112169) filed August 4, 2005)

2.10	Purchase and Sale Agreement among Folsom Garden Hotel Company, LLC, Milpitas Garden Hotel Company, LLC, Roseville Garden Hotel Company, LLC, South San Francisco Garden Hotel Company, LLC, Renton Garden Hotel Company, LLC and Apple Six Hospitality Ownership, Inc. dated October 25, 2005 (Incorporated by reference to Exhibit 2.1 to the registrant’s quarterly report on Form 10-Q (SEC File No 333-1112169) filed November 3, 2005)

2.11	Purchase Contract dated as of November 2, 2005 between Stonebrook Hillsboro LLC, Stonebrook Kent LLC, Stonebrook Mukilteo LLC, Portland Riverplace LLC, Portland West Cym Hotel, L.L.C., Hillsboro Hotel Associates Limited Partnership and Apple Six Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 2.10 to the registrant’s Post-Effective Amendment No. 4 to Form S-11 (SEC File No 333-1112169) filed December 14, 2005)

3.1	Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-11 (SEC File No. 333-112169) effective April 23, 2004)

3.2	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the registrant’s Post Effective Amendment No. 4 to Form S-11 (SEC File No. 333-112169) effective June 14, 2005)

10.1	Management Agreement dated as of May 28, 2004 between SpringHill SMC Corporation and Apple Six Services, L.P. (Incorporated by reference to Exhibit 10.1 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

Exhibit Number	Description
10.2	Owner Agreement dated as of May 28, 2004 among Apple Six Hospitality Texas, L.P., Apple Six Services, L.P. and SpringHill SMC Corporation (Incorporated by reference to Exhibit 10.2 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

10.3	Hotel Lease Agreement dated as of May 28, 2004 between Apple Six Hospitality Texas, L.P. and Apple Six Services, L.P. regarding the Fort Worth, Texas—Spring Hill Suites hotel (Incorporated by reference to Exhibit 10.3 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

10.4	Management Agreement dated as of June 8, 2004 between Courtyard Management Corporation and Apple Six Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.4 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

10.5	Owner Agreement dated as of June 8, 2004, but effective as of June 19, 2004, among Apple Six Hospitality, Inc., Apple Six Hospitality Management, Inc. and Courtyard Management Corporation (Incorporated by reference to Exhibit 10.5 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

10.6	Schedule of information for substantially identical Hotel Lease Agreement dated as of June 8, 2004 between Apple Six Hospitality, Inc. and Apple Six Hospitality Management, Inc. regarding the Myrtle Beach, South Carolina hotel (Incorporated by reference to Exhibit 10.6 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

10.7	Management Agreement dated as of July 22, 2002 between Marriott International, Inc. and Redmar Property, L.P., as assigned by Consent, Assignment and Assumption and Amendment of Management Agreement dated as of July 6, 2004, but effective June 12, 2004, among Marriott International, Inc., Redmar Property, L.P., Apple Six Hospitality Management, Inc. and Apple Six Hospitality, Inc. regarding the Redmond, Washington hotel (Incorporated by reference to Exhibit 10.7 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

10.8	Owner Agreement dated as of July 6, 2004, but effective as of June 12, 2004, among Apple Six Hospitality Management, Inc., Apple Six Hospitality, Inc. and Marriott International, Inc. (Incorporated by reference to Exhibit 10.8 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

10.9	Hotel Lease Agreement dated as of June 12, 2004 between Apple Six Hospitality, Inc. and Apple Six Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.9 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

10.10	Advisory Agreement between the Registrant and Apple Six Advisors, Inc. (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q (SEC File No. 333-112169) filed May 13, 2004)

10.11	Property Acquisition/Disposition Agreement between the Registrant and Apple Six Realty Group, Inc. (Incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q (SEC File NO. 333-112169) filed May 13, 2004)

10.12	Apple REIT Six, Inc. 2004 Incentive Plan (Incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q (SEC File No. 333-112169) filed May 13, 2004) *

10.13	Apple REIT Six, Inc. 2004 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q (SEC File No. 333-112169) filed May 13, 2004) *

Exhibit Number	Description
10.14	Management Agreement dated as of July 22, 2002 between Marriott International, Inc. and Redmar Property, L.P., as assigned by Consent, Assignment and Assumption and Amendment of Management Agreement dated as of July 6, 2004, but effective June 12, 2004, among Marriott International, Inc., Redmar Property, L.P., Apple Six Hospitality Management, Inc. and Apple Six Hospitality, Inc. regarding the Redmond, Washington hotel (Incorporated by reference to Exhibit 10.7 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

10.15	Owner Agreement dated as of July 6, 2004, but effective as of June 12, 2004, among Apple Six Hospitality Management, Inc., Apple Six Hospitality, Inc. and Marriott International, Inc. (Incorporated by reference to Exhibit 10.8 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

10.16	Management Agreement dated as of July 22, 2002 between Marriott International, Inc. and Redmar Property, L.P., as assigned by Consent, Assignment and Assumption and Amendment of Management Agreement dated as of July 6, 2004, but effective June 12, 2004, among Marriott International, Inc., Redmar Property, L.P., Apple Six Hospitality Management, Inc. and Apple Six Hospitality, Inc. regarding the Redmond, Washington hotel (Incorporated by reference to Exhibit 10.7 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

10.17	Owner Agreement dated as of July 6, 2004, but effective as of June 12, 2004, among Apple Six Hospitality Management, Inc., Apple Six Hospitality, Inc. and Marriott International, Inc. (Incorporated by reference to Exhibit 10.8 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

10.18	Schedule of information for eight additional and substantially identical Hotel Lease Agreements dated as of October 12, 2004 regarding eight hotels (substantially identical to Exhibit 10.9 immediately above). (Incorporated by reference to Exhibit 10.14 to the Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 (SEC File No. 333-112169) filed on October 29, 2004)

21.1	Subsidiaries of Apple REIT Six, Inc. (FILED HEREWITH)

23.1	Consent of Ernst & Young LLP (FILED HEREWITH)

31.1	Certification of the registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Action of 2002 (FILED HEREWITH)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

*	Denotes compensation plan.