Form 10-Q
period 2008-03-31
APPLE REIT SIX INC
filed 2008-05-02
CIK 1277151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

Commission File Number 000-51270

APPLE REIT SIX, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	20-0620523
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

814 EAST MAIN STREET RICHMOND, VIRGINIA	23219
(Address of principal executive offices)	(Zip Code)

(804) 344-8121

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of registrant’s common shares outstanding as of May 1, 2008: 90,416,839

APPLE REIT SIX, INC.

FORM 10-Q

INDEX

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets - March 31, 2008 and December 31, 2007	3

	Consolidated Statements of Operations - Three months ended March 31, 2008 and Three months ended March 31, 2007	4

	Consolidated Statements of Cash Flows - Three months ended March 31, 2008 and Three months ended March 31, 2007	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings (not applicable)

Item 1A.	Risk Factors (not applicable)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities (not applicable)

Item 4.	Submission of Matters to a Vote of Security Holders (not applicable)

Item 5.	Other Information (not applicable)

Item 6.	Exhibits	18

Signatures		19

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

Apple REIT Six, Inc.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	March 31, 2008	December 31, 2007
ASSETS
Investment in real estate, net of accumulated depreciation of $71,773 and $64,692, respectively	$835,804	$820,468
Cash and cash equivalents	8,401	33,261
Restricted cash-furniture, fixtures and other escrows	4,122	3,928
Due from third party manager, net	13,333	8,855
Other assets, net	15,667	16,145

TOTAL ASSETS	$877,327	$882,657

LIABILITIES
Notes payable	$51,385	$51,679
Other liabilities	11,941	14,734

TOTAL LIABILITIES	63,326	66,413
SHAREHOLDERS’ EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	—	—
Series A preferred stock, no par value, authorized 200,000,000 shares; issued and outstanding 90,681,684 and 90,280,401 shares, respectively	—	—
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 and 240,000 shares, respectively	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 90,681,684 and 90,280,401 shares, respectively	893,298	888,878
Distributions greater than net income	(79,321)	(72,658)

TOTAL SHAREHOLDERS’ EQUITY	814,001	816,244

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$877,327	$882,657

See notes to consolidated financial statements.

Apple REIT Six, Inc.

Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three months ended March 31, 2008	Three months ended March 31, 2007
Revenues:
Room revenue	$58,120	$55,485
Other revenue	5,077	4,694
Reimbursed expenses	1,094	—

Total revenue	64,291	60,179
Expenses:
Operating expense	16,228	14,827
Hotel administrative expense	5,374	4,887
Sales and marketing	4,780	4,547
Utilities	2,490	2,384
Repair and maintenance	2,892	2,631
Franchise fees	2,495	2,397
Management fees	2,758	2,602
Taxes, insurance and other	3,517	3,333
Reimbursed expenses	1,094	—
General and administrative	1,361	1,380
Depreciation expense	7,483	6,762

Total expenses	50,472	45,750

Operating income	13,819	14,429
Interest expense, net	(289)	(648)

Net income	$13,530	$13,781

Basic and diluted net income per common share	$0.15	$0.15

Weighted average common shares outstanding - basic and diluted	90,368	89,346
Distributions declared per common share	$0.224	$0.220

See notes to consolidated financial statements.

Apple REIT Six, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three months ended March 31, 2008	Three months ended March 31, 2007
Cash flow provided by operating activities:
Net income	$13,530	$13,781
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	7,483	6,762
Amortization of deferred financing costs and fair value adjustments	(100)	(103)
Changes in operating assets and liabilities, net of amounts acquired/assumed:
Due from third party manager	(4,478)	(4,935)
Other assets	(536)	(1,084)
Other liabilities	(822)	(2,168)

Net cash provided by operating activities	15,077	12,253
Cash flow used in investing activities:
Cash paid in acquisition of hotel	(18,159)	—
Acquisition of other assets	(325)	(122)
Capital improvements	(5,595)	(1,690)
Net increase in cash restricted for property improvements	(94)	(402)
Other investing activities, net	389	455

Net cash used in investing activities	(23,784)	(1,759)
Cash flow used in financing activities:
Repayment of secured notes payable	(380)	(363)
Net proceeds from issuance of common stock	8,756	8,191
Redemptions of common stock	(4,336)	(11,512)
Cash distributions paid to shareholders	(20,193)	(19,651)

Net cash used in financing activities	(16,153)	(23,335)
Decrease in cash and cash equivalents	(24,860)	(12,841)
Cash and cash equivalents, beginning of period	33,261	26,160

Cash and cash equivalents, end of period	$8,401	$13,319

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financials should be read in conjunction with the Company’s audited financial statements included in its 2007 Annual Report on Form 10-K. Operating results for the period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the period ending December 31, 2008.

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

Earnings per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. There were no potential common shares with a dilutive effect during the three months ended March 31, 2008 or 2007. Series B convertible preferred shares are not included in earnings per common share calculations until such time as the Series B convertible preferred shares are converted to common shares.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. In February 2008, the FASB released FASB Staff Position (FSP) FAS 157-2 – Effective Date of FASB Statement No. 157, which defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities, except those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date of the statement related to those items not covered by the deferral (all financial assets and liabilities or nonfinancial assets and liabilities recorded at fair value on a recurring basis) is for fiscal years beginning after November 15, 2007. The adoption of this statement did not have or is not anticipated to have a material impact on the Company’s results of operations or financial position.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. SFAS is effective for the Company beginning January 1, 2008. The Company has elected not to use the fair value measurement provisions of SFAS 159 and therefore, adoption of this standard did not have an impact on the financial statements.

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS 133. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not currently have any instruments that qualify within the scope of SFAS 133, and therefore the adoption of this statement is not anticipated to have a material impact on the Company’s financial statements.

Note 3

Property Acquisition

In March 2008, the Company purchased a Hilton Garden Inn hotel in Roanoke Rapids, North Carolina for $15.4 million. In conjunction with the purchase of the hotel the Company negotiated and completed a buyout of the ground lease associated with the hotel. The gross purchase price of the land was $2.4 million. As a result of the land purchase, the ground lease, with a remaining term of 49 years and minimum lease payments of $8.4 million, was terminated. The hotel has 147 rooms and is managed by Western International under an agreement with terms and fees similar to the Company’s existing management agreements. The purchase price was funded with available cash. In conjunction with the acquisition, the Company paid a commission to Apple Six Realty Group, Inc. (“ASRG”) of 2% of the gross purchase price, or approximately $0.4 million. ASRG is wholly-owned by the Company’s Chairman, Chief Executive Officer and President, Glade M. Knight. This commission was capitalized as part of the purchase price of the hotel. No goodwill or intangible assets were recorded in connection with the acquisition.

Note 4

Line of Credit

In March 2008, the Company entered into a $20 million unsecured line of credit with a commercial bank. The applicable interest rate is equal to LIBOR (the London Interbank Offered Rate) plus 2%. Interest payments are due monthly. The principal must be paid by the maturity date of March 2011, and may be prepaid without penalty. At March 31, 2008, the credit line had an outstanding principal balance of approximately $0.2 million.

Note 5

Related Parties

The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company has a contract with ASRG, a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of March 31, 2008, payments to ASRG for services under the terms of this contract have totaled $16.9 million since inception, which were capitalized as a part of the purchase price of the hotels. The Company incurred fees totaling approximately $0.4 million during the first three months of 2008 under this contract.

The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“ASA”), pursuant to which ASA provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, is payable for these services. During the first three months of 2008, ASA utilized Apple Fund Management, LLC, a subsidiary of the Company, to provide these services. During the first three months of 2007, ASA utilized Apple Hospitality Two, Inc. to provide these services. The advisory fees incurred under the agreement with ASA for the three months ended March 31, 2008 and 2007, totaled approximately $0.6 million for each period.

Effective October 2007, through its wholly-owned subsidiary, Apple Fund Management, LLC, the Company provides support services to ASRG, ASA, Apple Seven Advisors, Inc. (“A7A”), Apple Suites Realty Group, Inc. (“Suites”), Apple REIT Seven, Inc., Apple Eight Advisors, Inc. (“A8A”), Apple REIT Eight, Inc., Apple Nine Advisors, Inc. (“A9A”) and Apple REIT Nine, Inc. A7A provides day to day advisory and administrative functions for Apple REIT Seven, Inc. A8A provides day to day advisory and administrative functions for Apple REIT Eight, Inc. A9A provides day to day advisory and administrative functions for Apple REIT Nine, Inc. Suites provides real estate brokerage services to Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Each of these companies has agreed to reimburse the Company for its costs in providing these services. For the three months ended March 31, 2008, the Company received reimbursement of its costs totaling approximately $1.1 million. ASRG, ASA, A7A, Suites, A8A and A9A are 100% owned by Glade Knight, the Company’s Chairman and Chief Executive Officer.

Including ASRG, ASA, Suites, A7A, A8A and A9A discussed above, Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Seven, Inc. (a diversified REIT), Apple REIT Eight, Inc. (a newly formed company that intends to qualify as a diversified REIT) and Apple REIT Nine, Inc. (a newly formed company that intends to qualify as a diversified REIT). Mr. Knight was also Chairman and Chief Executive Officer of Apple Hospitality Two, Inc. (a hospitality REIT) until May 2007 and Apple Hospitality Five, Inc. (a hospitality REIT) until October 2007. Members of the Company’s Board of Directors are also on the boards of Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Until May 2007, members of the Company’s Board of Directors were also on the board of Apple Hospitality Two, Inc. and, until October 2007, were on the board of Apple Hospitality Five, Inc.

Note 6

Shareholders’ Equity

In July 2005, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually paid for the Unit; or (2) $11.00 per Unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the three months ended March 31, 2008, the Company redeemed approximately 0.4 million Units in the amount of $4.3 million under the program.

In February 2006, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. During the three months ended March 31, 2008, approximately 0.8 million Units, representing $8.8 million in proceeds to the Company, were issued under the plan.

Note 7

Subsequent Events

In April 2008, the Company declared and paid approximately $6.8 million, or $.075 per share, in distributions to its common shareholders of which $3.0 million or 268,655 Units were reinvested under the Company’s Dividend Reinvestment Plan.

On April 21, 2008, the Company redeemed 533,501 Units in the amount of $5.9 million under its Unit Redemption Program.

On April 1, 2008, the Company retired the mortgage associated with its Courtyard hotel in Dothan, Alabama at its scheduled maturity date. The remaining principal balance of $3.0 million was paid using available cash.

On May 1, 2008, the Company retired five mortgages associated with five of its properties at their scheduled maturity date. The remaining principal balances, totaling $13.4 million, were paid using available cash and proceeds from the Company’s line of credit.

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

Overview

Apple REIT Six, Inc. (together with its wholly owned subsidiaries, the “Company”) was formed and initially capitalized on January 20, 2004, with its first investor closing on April 23, 2004. The Company owns 68 hotels within different markets in the United States. The Company is treated as a Real Estate Investment Trust (“REIT”) for federal income tax purposes. The Company’s first hotel was acquired on May 28, 2004. Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels, in general, has met the Company’s expectations. In evaluating financial condition and operating performance, the most important matters on which the Company focuses are revenue measurements, such as average occupancy, average daily rate and revenue per available room, and expenses, such as hotel operating expenses, general and administrative and other expenses described below. The following is a summary of the Company’s results:

(in thousands except statistical data)	Three months ended March 31, 2008	Percent of Hotel Revenue	Three months ended March 31, 2007	Percent of Hotel Revenue	Percent Change
Total hotel revenue	$63,197	100%	$60,179	100%	5%
Hotel operating expenses	37,017	59%	34,275	57%	8%
Taxes, insurance and other expense	3,517	6%	3,333	6%	6%
General and administrative expense	1,361	2%	1,380	2%	-1%
Depreciation	7,483		6,762		11%
Interest expense, net	289		648		-55%
Number of Hotels	68		67		1%
ADR	$116		$110		5%
Occupancy	70%		72%		-3%
RevPAR	$81		$79		3%

Hotels Owned

As of March 31, 2008, the Company owned 68 hotels, with a total of 7,897 rooms. The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Birmingham	Alabama	Fairfield Inn	LBA	8/25/05	63	$2,176
Dothan	Alabama	Courtyard	LBA	8/11/05	78	8,016
Dothan	Alabama	Hampton Inn & Suites	LBA	6/24/05	85	8,673
Huntsville	Alabama	Fairfield Inn	LBA	9/30/05	79	4,954
Huntsville	Alabama	Residence Inn	LBA	6/24/05	78	8,288
Montgomery	Alabama	SpringHill Suites	LBA	9/30/05	79	6,835
Tuscaloosa	Alabama	Courtyard	LBA	8/25/05	78	7,551
Tuscaloosa	Alabama	Fairfield Inn	LBA	8/25/05	63	3,982
Anchorage	Alaska	Hampton Inn	Stonebridge	3/14/05	101	11,500
Anchorage	Alaska	Hilton Garden Inn	Stonebridge	10/12/04	125	18,900
Anchorage	Alaska	Homewood Suites	Stonebridge	10/12/04	122	13,200
Phoenix	Arizona	Hampton Inn	Stonebridge	10/12/04	99	6,700
Tempe	Arizona	SpringHill Suites	Western	6/30/05	121	8,060
Tempe	Arizona	TownePlace Suites	Western	6/30/05	119	8,128
Arcadia	California	Hilton Garden Inn	Stonebridge	10/12/04	124	12,000
Arcadia	California	SpringHill Suites	Stonebridge	10/12/04	86	8,100
Bakersfield	California	Hilton Garden Inn	Hilton	3/18/05	120	11,500
Folsom	California	Hilton Garden Inn	Inn Ventures	11/30/05	100	18,028
Foothill Ranch	California	Hampton Inn	Stonebridge	4/21/05	84	7,400
Lake Forest	California	Hilton Garden Inn	Stonebridge	10/12/04	103	11,400
Milpitas	California	Hilton Garden Inn	Inn Ventures	11/30/05	161	18,600
Roseville	California	Hilton Garden Inn	Inn Ventures	11/30/05	131	20,759
San Francisco	California	Hilton Garden Inn	Inn Ventures	1/30/06	169	12,266
Boulder	Colorado	Marriott	WLS	5/9/05	157	30,000
Glendale	Colorado	Hampton Inn & Suites	Stonebridge	10/12/04	133	14,700
Lakewood	Colorado	Hampton Inn	Stonebridge	10/12/04	170	10,600
Farmington	Connecticut	Courtyard	WLS	10/20/05	119	16,330
Rocky Hill	Connecticut	Residence Inn	WLS	8/1/05	96	12,070
Wallingford	Connecticut	Homewood Suites	WLS	7/8/05	104	12,780
Clearwater	Florida	SpringHill Suites	LBA	2/17/06	79	6,923
Lake Mary	Florida	Courtyard	LBA	3/18/05	86	6,000
Lakeland	Florida	Residence Inn	LBA	6/24/05	78	9,886
Orange Park	Florida	Fairfield Inn	LBA	11/8/05	83	7,221
Panama City	Florida	Courtyard	LBA	4/26/06	84	9,245
Pensacola	Florida	Courtyard	LBA	8/25/05	90	11,369
Pensacola	Florida	Fairfield Inn	LBA	8/25/05	63	4,858
Pensacola	Florida	Hampton Inn & Suites	LBA	7/21/05	85	9,279
Tallahassee	Florida	Hilton Garden Inn	Hilton	3/18/05	99	10,850
Albany	Georgia	Courtyard	LBA	6/24/05	84	8,597
Columbus	Georgia	Residence Inn	LBA	6/24/05	78	7,888
Savannah	Georgia	SpringHill Suites	LBA	9/30/05	79	5,407
Valdosta	Georgia	Courtyard	LBA	10/3/05	84	8,284
Mt. Olive	New Jersey	Residence Inn	WLS	9/15/05	123	12,070
Somerset	New Jersey	Homewood Suites	WLS	8/17/05	123	17,750
Saratoga Springs	New York	Hilton Garden Inn	WLS	9/29/05	112	17,750
Roanoke Rapids	North Carolina	Hilton Garden Inn	Western	3/10/08	147	17,764
Hillsboro	Oregon	Courtyard	Inn Ventures	3/9/06	155	11,000
Hillsboro	Oregon	Residence Inn	Inn Ventures	3/9/06	122	15,500
Hillsboro	Oregon	TownePlace Suites	Inn Ventures	12/19/05	136	11,500
Portland	Oregon	Residence Inn	Inn Ventures	12/19/05	258	42,000
Pittsburgh	Pennsylvania	Residence Inn	WLS	9/2/05	156	11,000
Myrtle Beach	South Carolina	Courtyard	Marriott	6/8/04	135	9,200
Nashville	Tennessee	Homewood Suites	Hilton	5/24/05	121	8,103
Arlington	Texas	SpringHill Suites	Western	6/30/05	122	7,486
Arlington	Texas	TownePlace Suites	Western	6/30/05	95	7,148
Dallas	Texas	SpringHill Suites	Western	12/9/05	147	19,500
Ft. Worth	Texas	Homewood Suites	Hilton	5/24/05	137	9,097
Ft. Worth	Texas	Residence Inn	Western	5/6/05	149	17,000
Ft. Worth	Texas	SpringHill Suites	Marriott	5/28/04	145	13,340
Laredo	Texas	Homewood Suites	Western	11/30/05	106	10,500
Laredo	Texas	Residence Inn	Western	9/12/05	109	11,445
Las Colinas	Texas	TownePlace Suites	Western	6/30/05	136	7,178
McAllen	Texas	Hilton Garden Inn	Western	7/19/05	104	9,000
Fredericksburg	Virginia	Hilton Garden Inn	Hilton	12/20/05	148	16,600
Kent	Washington	TownePlace Suites	Inn Ventures	12/19/05	152	12,000
Mukilteo	Washington	TownePlace Suites	Inn Ventures	12/19/05	128	12,000
Redmond	Washington	Marriott	Marriott	7/7/04	262	64,000
Renton	Washington	Hilton Garden Inn	Inn Ventures	11/30/05	150	16,096

Total					7,897	$845,330

The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries (collectively, the “lessee”) under hotel lease agreements. The Company also used the proceeds from its “best-efforts” offering to pay 2% of the gross purchase price for these hotels, which equals approximately $16.9 million, as a commission to Apple Six Realty Group, Inc. (“ASRG”). ASRG is wholly-owned by the Company’s Chairman, Chief Executive Officer and President, Glade M. Knight.

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

Revenues

The Company’s principal source of revenue is hotel room revenue and other related revenue. Hotel operations are for the 68 hotels acquired through March 31, 2008 for their respective periods owned. For the three months ended March 31, 2008 and 2007, the Company had total hotel revenue of $63.2 and $60.2 million, respectively, with average occupancy of 70% and 72%, average daily rate (“ADR”) of $116 and $110 and revenue per available room (“RevPAR”) of $81 and $79. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR. These rates are consistent with industry and brand averages. The industry and the Company have seen RevPAR increases due to increases in demand in the markets where the Company’s hotels are located. Additionally, the Company continually works with the hotel managers to maximize rates. As supply of hotel rooms in markets that the Company serves has begun to meet demand, the Company anticipates only modest growth in RevPAR for the remainder of 2008 as compared to 2007.

Expenses

For the three months ended March 31, 2008 and 2007, hotel operating expenses totaled $37.0 and $34.3 million, respectively, or 59% and 57% of total hotel revenue. The increase in expenses as a percent of revenue results from several factors, including: spending to upgrade amenities such as food and beverage offerings and linens on certain brands, increases in labor costs and the opening of one new hotel. In addition, during the first quarter of 2008 the Company was in the process of renovating six of its hotels, resulting in approximately 10,000 room-nights out of service, thus increasing operating costs as a percent of hotel revenue.

Taxes, insurance, and other expenses for the three months ended March 31, 2008 and 2007 were $3.5 and $3.3 million or 6% of total hotel revenue for both periods.

General and administrative expenses for the three months ended March 31, 2008 and 2007 were $1.4 and $1.4 million, or 2% of total hotel revenue for each period. The principal components of general and administrative expense are advisory fees, accounting fees and reporting expense.

Depreciation expense for the three months ended March 31, 2008 and 2007 was $7.5 and $6.8 million. Depreciation expense represents expense of the Company’s 68 hotels and related personal property for their respective periods owned. The increase in depreciation is due to renovations completed in the fourth quarter of 2007 and first quarter of 2008, as well as the addition of the Roanoke Rapids Hilton Garden Inn in March 2008.

Interest expense, net was $0.3 and $0.6 million for the three months ended March 31, 2008 and 2007. Interest expense relates to debt assumed with 14 of the properties acquired. Total debt assumed was approximately $54.1 million. Interest expense decreased for the three months ended March 31, 2008 as $0.3 million of interest costs were capitalized in conjunction with the renovation of six of the Company’s hotels.

Liquidity and Capital Resources

Operating cash flow from the properties owned, cash on hand ($8.4 million at March 31, 2008) and a $20 million line of credit are the Company’s principal source of liquidity. In addition, the Company may borrow additional funds, subject to limitations set forth in its bylaws. The Company anticipates that cash flow, cash on hand, and the credit line will be adequate to cover substantially all of its operating expenses and to permit the Company to meet substantially all of its anticipated liquidity requirements, including distributions, capital expenditures and debt service.

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, an amount of 3% to 5% of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. As of March 31, 2008, the Company had made approximately $5 million of capital expenditures during 2008. The Company completed six significant renovations in the first quarter of 2008. The Company has plans for eleven additional renovations throughout the remainder of 2008. Total 2008 capital expenditures are anticipated to be approximately $25 million.

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions in the first three months of 2008 totaled $20.2 million. For the same period the Company’s cash generated from operations was $15.1 million. The shortfall was funded by cash on hand. As the hotel industry is seasonal, the Company anticipates that cash generated from operations for the full year will exceed distributions. Any interim shortfalls will be funded from cash on hand or borrowings on the credit line. Beginning in February 2008, the monthly dividend rate was raised from $0.073 per common share to $0.075 per common share. The Company intends to continue paying dividends on a monthly basis at an annual rate of 8.2%. Since there can be no assurance of the ability of the Company’s properties to provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate.

In February 2006, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. During the three months ended March 31, 2008, approximately 0.8 million Units, representing $8.8 million in proceeds to the Company, were issued under the plan.

In July 2005, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually paid for the Unit; or (2) $11.00 per Unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the three months ended March 31, 2008, the Company redeemed approximately 0.4 million Units in the amount of $4.3 million under the program.

Related Party Transactions

The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company has a contract with ASRG, a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of March 31, 2008, payments to ASRG for services under the terms of this contract have totaled $16.9 million since inception, which were capitalized as a part of the purchase price of the hotels. The Company incurred fees totaling approximately $0.4 million during the first three months of 2008 under this contract.

The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“ASA”), pursuant to which ASA provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, is payable for these services. During the first three months of 2008, ASA utilized Apple Fund Management, LLC, a subsidiary of the Company, to provide these services. During the first three months of 2007, ASA utilized Apple Hospitality Two, Inc. to provide these services. The advisory fees incurred under the agreement with ASA for the three months ended March 31, 2008 and 2007, totaled approximately $0.6 million for each period.

Effective October 2007, through its wholly-owned subsidiary, Apple Fund Management, LLC, the Company provides support services to ASRG, ASA, Apple Seven Advisors, Inc. (“A7A”), Apple Suites Realty Group, Inc. (“Suites”), Apple REIT Seven, Inc., Apple Eight Advisors, Inc. (“A8A”), Apple REIT Eight, Inc., Apple Nine Advisors, Inc. (“A9A”) and Apple REIT Nine, Inc. A7A provides day to day advisory and administrative functions for Apple REIT Seven, Inc. A8A provides day to day advisory and administrative functions for Apple REIT Eight, Inc. A9A provides day to day advisory and administrative functions for Apple REIT Nine, Inc. Suites provides real estate brokerage services to Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Each of these companies has agreed to reimburse the Company for its costs in providing these services. For the three months ended March 31, 2008, the Company received reimbursement of its costs totaling approximately $1.1 million. ASRG, ASA, A7A, Suites, A8A and A9A are 100% owned by Glade Knight, the Company’s Chairman and Chief Executive Officer.

Including ASRG, ASA, Suites, A7A, A8A and A9A discussed above, Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Seven, Inc. (a diversified REIT), Apple REIT Eight, Inc. (a newly formed company that intends to qualify as a diversified REIT) and Apple REIT Nine, Inc. (a newly formed company that intends to qualify as a diversified REIT). Mr. Knight was also Chairman and Chief Executive Officer of Apple Hospitality Two, Inc. (a hospitality REIT) until May 2007 and Apple Hospitality Five, Inc. (a hospitality REIT) until October 2007. Members of the Company’s Board of Directors are also on the boards of Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Until May 2007, members of the Company’s Board of Directors were also on the board of Apple Hospitality Two, Inc. and, until October 2007, were on the board of Apple Hospitality Five, Inc.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. In February 2008, the FASB released FASB Staff Position (FSP) FAS 157-2 – Effective Date of FASB Statement No. 157, which defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities, except those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date of the statement related to those items not covered by the deferral (all financial assets and liabilities or nonfinancial assets and liabilities recorded at fair value on a recurring basis) is for fiscal years beginning after November 15, 2007. The adoption of this statement did not have or is not anticipated to have a material impact on the Company’s results of operations or financial position.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. SFAS is effective for the Company beginning January 1, 2008. The Company has elected not to use the fair value measurement provisions of SFAS 159 and therefore, adoption of this standard did not have an impact on the financial statements.

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS 133. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not currently have any instruments that qualify within the scope of SFAS 133, and therefore the adoption of this statement is not anticipated to have a material impact on the Company’s financial statements.

Subsequent Events

In April 2008, the Company declared and paid approximately $6.8 million, or $.075 per share, in distributions to its common shareholders of which $3.0 million or 268,655 Units were reinvested under the Company’s Dividend Reinvestment Plan.

On April 21, 2008, the Company redeemed 533,501 Units in the amount of $5.9 million under its Unit Redemption Program.

On April 1, 2008, the Company retired the mortgage associated with its Courtyard hotel in Dothan, Alabama at its scheduled maturity date. The remaining principal balance of $3.0 million was paid using available cash.

On May 1, 2008, the Company retired five mortgages associated with five of its properties at their scheduled maturity date. The remaining principal balances, totaling $13.4 million, were paid using available cash and proceeds from the Company’s line of credit.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of March 31, 2008, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk. The Company is exposed to changes in short term money market rates earned on its available cash. Based on the Company’s cash invested at March 31, 2008, of $8.4 million, every 100 basis points change in interest rates will impact the Company’s annual net income by $84,000, all other factors remaining the same.

Item 4.	Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective and that there have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Since that evaluation, there have been no significant changes in internal controls or in other factors that could significantly affect these controls.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unit Redemption Program

In July 2005, the Company instituted a share redemption program to provide its shareholders who have held their Units for at least one year with the benefit of limited interim liquidity, by presenting for redemption all or any portion of their Units at any time and in accordance with certain procedures. Once this time limitation has been met, the Company may, subject to certain conditions and limitations, redeem the Units presented for redemption for cash, to the extent that the Company has sufficient funds available to fund the redemption. If Units are held for the required one-year period, the Units may be redeemed for a purchase price equal to the lesser of: (1) $11.00 per Unit; or (2) the purchase price per Unit that was actually paid for the Units. The board of directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period, reject any request for redemption, change the purchase price for redemptions or otherwise amend the terms of, suspend, or terminate the Unit redemption program. The following is a summary of redemptions during the first quarter of 2008:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
January 2008	394,682	$10.98	6,268,982	(1)

(1)	The maximum number of Units that may be redeemed in any 12 month period is limited to five percent (5.0%) of the weighted average number of Units outstanding from the beginning of the 12 month period.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form S-11 (SEC File No. 333-112169) effective April 23, 2004).

3.2	Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Post-Effective Amendment No. 4 to Form S-11 (SEC File No. 333-112169) effective June 14, 2005).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act, as amended (FILED HEREWITH).

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act, as amended (FILED HEREWITH).

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE REIT SIX, INC.

By:	/s/ GLADE M. KNIGHT	Date: May 2, 2008
Glade M. Knight, Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: May 2, 2008
Bryan Peery, Chief Financial Officer (Principal Financial and Principal Accounting Officer)