Form 10-Q
period 2008-06-30
APPLE REIT SIX INC
filed 2008-08-04
CIK 1277151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Number of registrant’s common shares outstanding as of August 1, 2008: 90,875,554

APPLE REIT SIX, INC.

FORM 10-Q

INDEX

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets -	3
	June 30, 2008 and December 31, 2007

	Consolidated Statements of Operations -	4
	Three and six months ended June 30, 2008 and
	Three and six months ended June 30, 2007

	Consolidated Statements of Cash Flows -	5
	Six months ended June 30, 2008 and
	Six months ended June 30, 2007

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings (not applicable)

Item 1A.	Risk Factors (not applicable)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities (not applicable)

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information (not applicable)

Item 6.	Exhibits	18

Signatures		19

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

Apple REIT Six, Inc.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	June 30, 2008	December 31, 2007
ASSETS
Investment in real estate, net of accumulated depreciation of $79,076 and $64,692, respectively	$831,013	$820,468
Cash and cash equivalents	—	33,261
Restricted cash-furniture, fixtures and other escrows	3,425	3,928
Due from third party manager, net	14,723	8,855
Other assets, net	14,861	16,145

TOTAL ASSETS	$864,022	$882,657

LIABILITIES
Notes payable	$36,960	$51,679
Other liabilities	12,260	14,734

TOTAL LIABILITIES	49,220	66,413

SHAREHOLDERS’ EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	—	—
Series A preferred stock, no par value, authorized 200,000,000 shares; issued and outstanding 90,955,409 and 90,280,401 shares, respectively	—	—
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 and 240,000 shares, respectively	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 90,955,409 and 90,280,401 shares, respectively	896,379	888,878
Distributions greater than net income	(81,601)	(72,658)

TOTAL SHAREHOLDERS’ EQUITY	814,802	816,244

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$864,022	$882,657

See notes to consolidated financial statements.

Apple REIT Six, Inc.

Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three months ended June 30, 2008	Three months ended June 30, 2007	Six Months ended June 30, 2008	Six Months ended June 30, 2007

Revenues:
Room revenue	$64,988	$62,791	$123,108	$118,276
Other revenue	5,131	5,168	10,208	9,862
Reimbursed expenses	1,094	—	2,188	—

Total revenue	71,213	67,959	135,504	128,138

Expenses:
Operating expense	16,903	16,354	33,131	31,181
Hotel administrative expense	5,511	5,106	10,885	9,993
Sales and marketing	5,172	5,082	9,952	9,629
Utilities	2,550	2,322	5,040	4,706
Repair and maintenance	3,000	2,799	5,892	5,430
Franchise fees	2,851	2,698	5,346	5,095
Management fees	2,765	2,741	5,523	5,343
Taxes, insurance and other	3,467	3,722	6,984	7,055
Reimbursed expenses	1,094	—	2,188	—
General and administrative	1,497	1,371	2,858	2,751
Depreciation expense	7,703	6,862	15,186	13,624

Total expenses	52,513	49,057	102,985	94,807

Operating income	18,700	18,902	32,519	33,331

Interest expense, net	(551)	(584)	(840)	(1,232)

Net income	$18,149	$18,318	$31,679	$32,099

Basic and diluted net income per common share	$0.20	$0.20	$0.35	$0.36

Weighted average common shares outstanding - basic and diluted	90,673	89,516	90,521	89,433

Distributions declared per common share	$0.23	$0.22	$0.45	$0.44

See notes to consolidated financial statements.

Apple REIT Six, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six months ended June 30, 2008	Six months ended June 30, 2007

Cash flow provided by operating activities:
Net income	$31,679	$32,099
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	15,186	13,624
Amortization of deferred financing costs and fair value adjustments	(147)	(205)
Stock option expense	57	68
Changes in operating assets and liabilities, net of amounts acquired/assumed:
Due from third party manager	(5,868)	(5,877)
Other assets	135	(767)
Other liabilities	(503)	(1,021)

Net cash provided by operating activities	40,539	37,921

Cash flow used in investing activities:
Cash paid in acquisition of hotel	(18,159)	—
Acquisition of other assets	(325)	(147)
Capital improvements	(8,105)	(2,633)
Net decrease (increase) in cash restricted for property improvements	299	(500)
Other investing activities, net	389	846

Net cash used in investing activities	(25,901)	(2,434)

Cash flow used in financing activities:
Net proceeds from line of credit	2,550	—
Payment of financing costs	(225)	—
Repayment of secured notes payable	(17,046)	(714)
Net proceeds from issuance of common stock	17,636	16,430
Redemptions of common stock	(10,192)	(16,077)
Cash distributions paid to shareholders	(40,622)	(39,328)

Net cash used in financing activities	(47,899)	(39,689)

Decrease in cash and cash equivalents	(33,261)	(4,202)

Cash and cash equivalents, beginning of period	33,261	26,160

Cash and cash equivalents, end of period	$—	$21,958

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financials should be read in conjunction with the Company’s audited financial statements included in its 2007 Annual Report on Form 10-K. Operating results for the period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the period ending December 31, 2008.

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

Earnings per Common Share

Basic earnings per common share are computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share are calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. There were no potential common shares with a dilutive effect during the three and six months ended June 30, 2008 or 2007. Series B convertible preferred shares are not included in earnings per common share calculations until such time as the Series B convertible preferred shares are converted to common shares.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. In February 2008, the FASB released FASB Staff Position (FSP) FAS 157-2 – Effective Date of FASB Statement No. 157, which defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities, except those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date of the statement related to those items not covered by the deferral (all financial assets and liabilities or nonfinancial assets and liabilities recorded at fair value on a recurring basis) is for fiscal years beginning after November 15, 2007. The adoption of this statement did not have and is not anticipated to have a material impact on the Company’s results of operations or financial position.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s (“SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 162 on its financial statements.

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

Note 4

Notes Payable and Credit Agreements

In March 2008, the Company entered into a $20 million unsecured line of credit with a commercial bank. The applicable interest rate is equal to LIBOR (the London Interbank Offered Rate) plus 2%. Interest payments are due monthly. The principal must be paid by the maturity date of March 2011, and may be prepaid without penalty. At June 30, 2008, the credit line had an outstanding principal balance of approximately $2.6 million.

Note 5

Related Parties

The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company has a contract with ASRG, a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of June 30, 2008, payments to ASRG for services under the terms of this contract have totaled $16.9 million since inception, which were capitalized as a part of the purchase price of the hotels. The Company incurred fees totaling approximately $0.4 million during the first six months of 2008 under this contract.

The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“ASA”), pursuant to which ASA provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, is payable for these services. During the first six months of 2008, ASA utilized Apple Fund Management, LLC, a subsidiary of the Company, to provide these services. During the first six months of 2007, ASA utilized Apple Hospitality Two, Inc. and Apple Hospitality Five, Inc. to provide these services. The advisory fees incurred under the agreement with ASA for the six months ended June 30, 2008 and 2007, totaled approximately $1.2 million for each period.

Effective October 2007, through its wholly-owned subsidiary, Apple Fund Management, LLC, the Company provides support services to ASRG, ASA, Apple Seven Advisors, Inc. (“A7A”), Apple Suites Realty Group, Inc. (“Suites”), Apple REIT Seven, Inc., Apple Eight Advisors, Inc. (“A8A”), Apple REIT Eight, Inc., Apple Nine Advisors, Inc. (“A9A”) and Apple REIT Nine, Inc. A7A provides day to day advisory and administrative functions for Apple REIT Seven, Inc. A8A provides day to day advisory and administrative functions for Apple REIT Eight, Inc. A9A provides day to day advisory and administrative functions for Apple REIT Nine, Inc. Suites provides real estate brokerage services to Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Each of these companies has agreed to reimburse the Company for its costs in providing these services. For the six months ended June 30, 2008, the Company received reimbursement of its costs totaling approximately $2.2 million. ASRG, ASA, A7A, Suites, A8A and A9A are 100% owned by Glade Knight, the Company’s Chairman and Chief Executive Officer.

Including ASRG, ASA, Suites, A7A, A8A and A9A discussed above, Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Seven, Inc. (a diversified REIT), Apple REIT Eight, Inc. (a diversified REIT) and Apple REIT Nine, Inc. (a newly formed company that intends to qualify as a diversified REIT). Mr. Knight was also Chairman and Chief Executive Officer of Apple Hospitality Two, Inc. (a hospitality REIT) until May 2007 and Apple Hospitality Five, Inc. (a hospitality REIT) until October 2007. Members of the Company’s Board of Directors are also on the boards of Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Until May 2007, members of the Company’s Board of Directors were also on the board of Apple Hospitality Two, Inc. and, until October 2007, were on the board of Apple Hospitality Five, Inc.

Note 6

Shareholders’ Equity

In July 2005, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually paid for the Unit; or (2) $11.00 per Unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the six months ended June 30, 2008, the Company redeemed approximately 0.9 million Units in the amount of $10.2 million under the program.

In February 2006, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. During the six months ended June 30, 2008, approximately 1.6 million Units, representing $17.6 million in proceeds to the Company, were issued under the plan.

In January 2004, the Board of Directors approved a Non-Employee Directors Stock Option Plan whereby directors, who are not employees of the Company or affiliates, automatically receive the option to purchase Units. During the second quarters of 2008 and 2007 the Company issued approximately 73,000 and 72,000 directors’ stock options, respectively, and share-based expense of approximately $57,000 and $68,000, respectively, was recorded.

Note 7

Subsequent Events

In July 2008, the Company declared and paid approximately $6.8 million, or $.075 per share, in distributions to its common shareholders of which $3.0 million or 271,917 Units were reinvested under the Company’s Dividend Reinvestment Plan.

On July 21, 2008, the Company redeemed 351,772 Units in the amount of $3.9 million under its Unit Redemption Program.

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

	Three months ended June 30,					Six months ended June 30,
(in thousands, except statistical data)	2008	Percent of Revenue	2007	Percent of Revenue	Percent change	2008	Percent of Revenue	2007	Percent of Revenue	Percent change
Total hotel revenue	$70,119	100%	$67,959	100%	3%	$133,316	100%	$128,138	100%	4%
Hotel operating expenses	38,752	55%	37,102	55%	4%	75,769	57%	71,377	56%	6%
Taxes, insurance and other expense	3,467	5%	3,722	5%	-7%	6,984	5%	7,055	6%	-1%
General and administrative expense	1,497	2%	1,371	2%	9%	2,858	2%	2,751	2%	4%
Depreciation	7,703		6,862		12%	15,186		13,624		11%
Interest expense, net	551		584		-6%	840		1,232		-32%
Number of hotels	68		67		1%	68		67		1%
ADR	$118		$114		4%	$117		$112		4%
Occupancy	76%		78%		-3%	73%		75%		-3%
RevPAR	$90		$89		1%	$86		$84		2%

Hotels Owned

As of June 30, 2008, the Company owned 68 hotels, with a total of 7,897 rooms. The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

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

Revenues

The Company’s principal source of revenue is hotel room revenue and other related revenue. Hotel operations are for the 68 hotels acquired through June 30, 2008 for their respective periods owned. For the three months ended June 30, 2008 and 2007, the Company had total hotel revenue of $70.1 and $68.0 million, respectively, with average occupancy of 76% and 78%, average daily rate (“ADR”) of $118 and $114 and revenue per available room (“RevPAR”) of $90 and $89. For the six months ended June 30, 2008 and 2007, the Company had total hotel revenue of $133.3 and $128.1 million, respectively, with average occupancy of 73% and 75%, ADR of $117 and $112, and RevPAR of $86 and $84. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR. These rates are consistent with industry and brand averages. The industry and the Company have seen RevPAR increases due to increases in demand in the markets where the Company’s hotels are located. Additionally, the Company continually works with the hotel managers to maximize rates. As supply of hotel rooms in markets that the Company serves has begun to meet demand and general economic conditions have deteriorated, the Company’s revenue growth has been less than previous quarters. The Company anticipates this trend to continue for the remainder of 2008. As a result, the Company anticipates no improvement to modest improvement for the next several quarters as compared to comparable quarters in the previous year.

Expenses

For the three months ended June 30, 2008 and 2007, hotel operating expenses totaled $38.8 and $37.1 million, respectively, or 55% of total hotel revenue for each period. For the six months ended June 30, 2008 and 2007, hotel operating expenses totaled $75.8 and $71.4 million, or 57% and 56% of total hotel revenue. The increase in expenses as a percent of revenue results from several factors, including: spending to upgrade amenities such as food and beverage offerings and linens on certain brands, increases in labor costs and the opening of one new hotel. In addition, during the first half of 2008 the Company was in the process of renovating seven of its hotels, resulting in approximately 12,000 room-nights out of service, thus increasing operating costs as a percent of hotel revenue.

Taxes, insurance, and other expenses for the three months ended June 30, 2008 and 2007 were $3.5 and $3.7 million or 5% of total hotel revenue for both periods. For the six months ended June 30, 2008 and 2007, taxes, insurance, and other expenses were $7.0 and $7.1 million, or 5% and 6% of total hotel revenue. The decrease in expense resulted primarily from lower insurance rates.

General and administrative expenses for the three months ended June 30, 2008 and 2007 were $1.5 and $1.4 million, or 2% of total hotel revenue for each period. For the six months ended June 30, 2008 and 2007, general and administrative expenses were $2.9 and $2.8 million, or 2% of total hotel revenue. The principal components of general and administrative expense are advisory fees, accounting fees and reporting expense.

Depreciation expense for the three months ended June 30, 2008 and 2007 was $7.7 and $6.9 million. Depreciation expense for the six months ended June 30, 2008 and 2007 was $15.2 and $13.6 million. Depreciation expense represents expense of the Company’s 68 hotels and related personal property for their respective periods owned. The increase in depreciation is primarily due to renovations completed in the fourth quarter of 2007 and first quarter of 2008, as well as the addition of the Roanoke Rapids Hilton Garden Inn in March 2008.

Interest expense, net was $0.6 million for both the three months ended June 30, 2008 and the three months ended 2007. Interest expense, net for the six months ended June 30, 2008 and 2007 was $0.8 and $1.2 million, respectively. Interest expense relates to debt assumed with 14 of the properties acquired as well as a line of credit entered into in March 2008. Total debt assumed was approximately $54.1 million. Interest expense decreased for the six months ended June 30, 2008 as $0.4 million of interest costs were capitalized in conjunction with the renovation of seven of the Company’s hotels. Additionally during the second quarter of 2008, the Company extinguished $16 million of outstanding debt with the maturity of six notes payable.

Liquidity and Capital Resources

Operating cash flow from the properties owned and a $20 million line of credit are the Company’s principal source of liquidity. In addition, the Company may borrow additional funds, subject to limitations set forth in its bylaws. The Company anticipates that cash flow and the credit line will be adequate to cover substantially all of its operating expenses and to permit the Company to meet substantially all of its anticipated liquidity requirements, including distributions, capital expenditures and debt service.

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, an amount of 3% to 5% of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. As of June 30, 2008, the Company had made approximately $8 million of capital expenditures during 2008. The Company completed seven significant renovations in the first half of 2008. The Company has plans for eleven additional renovations throughout the remainder of 2008 and into the first quarter of 2009. Total 2008 capital expenditures are anticipated to be approximately $20 million.

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions in the first six months of 2008 totaled $40.6 million. For the same period the Company’s cash generated from operations was $40.5 million. The shortfall was funded by cash on hand. As the hotel industry is seasonal, the Company anticipates that cash generated from operations for the full year will exceed distributions. Any interim shortfalls will be funded from cash on hand or borrowings on the credit line. Beginning in February 2008, the monthly dividend rate was raised from $0.073 per common share to $0.075 per common share. The Company intends to continue paying dividends on a monthly basis at an annual rate of 8.2%. Since there can be no assurance of the ability of the Company’s properties to provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate.

In February 2006, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. During the six months ended June 30, 2008, approximately 1.6 million Units, representing $17.6 million in proceeds to the Company, were issued under the plan.

In July 2005, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of

Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually paid for the Unit; or (2) $11.00 per Unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the six months ended June 30, 2008, the Company redeemed approximately 0.9 million Units in the amount of $10.2 million under the program.

Related Party Transactions

The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company has a contract with ASRG, a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of June 30, 2008, payments to ASRG for services under the terms of this contract have totaled $16.9 million since inception, which were capitalized as a part of the purchase price of the hotels. The Company incurred fees totaling approximately $0.4 million during the first six months of 2008 under this contract.

The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“ASA”), pursuant to which ASA provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, is payable for these services. During the first six months of 2008, ASA utilized Apple Fund Management, LLC, a subsidiary of the Company, to provide these services. During the first six months of 2007, ASA utilized Apple Hospitality Two, Inc. and Apple Hospitality Five, Inc. to provide these services. The advisory fees incurred under the agreement with ASA for the six months ended June 30, 2008 and 2007, totaled approximately $1.2 million for each period.

Effective October 2007, through its wholly-owned subsidiary, Apple Fund Management, LLC, the Company provides support services to ASRG, ASA, Apple Seven Advisors, Inc. (“A7A”), Apple Suites Realty Group, Inc. (“Suites”), Apple REIT Seven, Inc., Apple Eight Advisors, Inc. (“A8A”), Apple REIT Eight, Inc., Apple Nine Advisors, Inc. (“A9A”) and Apple REIT Nine, Inc. A7A provides day to day advisory and administrative functions for Apple REIT Seven, Inc. A8A provides day to day advisory and administrative functions for Apple REIT Eight, Inc. A9A provides day to day advisory and administrative functions for Apple REIT Nine, Inc. Suites provides real estate brokerage services to Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Each of these companies has agreed to reimburse the Company for its costs in providing these services. For the six months ended June 30, 2008, the Company received reimbursement of its costs totaling approximately $2.2 million. ASRG, ASA, A7A, Suites, A8A and A9A are 100% owned by Glade Knight, the Company’s Chairman and Chief Executive Officer.

Including ASRG, ASA, Suites, A7A, A8A and A9A discussed above, Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Seven, Inc. (a diversified REIT), Apple REIT Eight, Inc. (a diversified REIT) and Apple REIT Nine, Inc. (a newly formed company that intends to qualify as a diversified REIT). Mr. Knight was also Chairman and Chief Executive Officer of Apple Hospitality Two, Inc. (a hospitality REIT) until May 2007 and Apple Hospitality Five, Inc. (a hospitality REIT) until October 2007. Members of the Company’s Board of Directors are also on the boards of Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Until May 2007, members of the Company’s Board of Directors were also on the board of Apple Hospitality Two, Inc. and, until October 2007, were on the board of Apple Hospitality Five, Inc.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. In February 2008, the FASB released FASB Staff Position (FSP) FAS 157-2 – Effective Date of FASB Statement No. 157, which defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities, except those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date of the statement related to those items not covered by the deferral (all financial assets and liabilities or nonfinancial assets and liabilities recorded at fair value on a recurring basis) is for fiscal years beginning after November 15, 2007. The adoption of this statement did not have and is not anticipated to have a material impact on the Company’s results of operations or financial position.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s (“SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 162 on its financial statements.

Subsequent Events

In July 2008, the Company declared and paid approximately $6.8 million, or $.075 per share, in distributions to its common shareholders of which $3.0 million or 271,917 Units were reinvested under the Company’s Dividend Reinvestment Plan.

On July 21, 2008, the Company redeemed 351,772 Units in the amount of $3.9 million under its Unit Redemption Program.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of June 30, 2008, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk. The Company is exposed to changes in short term interest rates paid on its line of credit. Based on the balance of the Company’s line of credit at June 30, 2008, of $2.6 million, every 100 basis points change in interest rates will impact the Company’s annual net income by $26,000, all other factors remaining the same.

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

Unit Redemption Program

In July 2005, the Company instituted a share redemption program to provide its shareholders who have held their Units for at least one year with the benefit of limited interim liquidity, by presenting for redemption all or any portion of their Units at any time and in accordance with certain procedures. Once this time limitation has been met, the Company may, subject to certain conditions and limitations, redeem the Units presented for redemption for cash, to the extent that the Company has sufficient funds available to fund the redemption. If Units are held for the required one-year period, the Units may be redeemed for a purchase price equal to the lesser of: (1) $11.00 per Unit; or (2) the purchase price per Unit that was actually paid for the Units. The board of directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period, reject any request for redemption, change the purchase price for redemptions or otherwise amend the terms of, suspend, or terminate the Unit redemption program. The following is a summary of redemptions during the second quarter of 2008:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
April 2008	533,501	$10.98	6,802,483	(1)

(1)	The maximum number of Units that may be redeemed in any 12 month period is limited to five percent (5.0%) of the weighted average number of Units outstanding from the beginning of the 12 month period.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 8, 2008, the Company held an Annual Meeting of Shareholders for the purpose of electing two directors to the Company’s Board of Directors. The nominees to the Company’s Board of Directors were Bruce H. Matson and Robert M. Wily, who were current directors of the Company. Mr. Matson and Mr. Wily were nominated for additional three-year terms on the Board of Directors. The election was uncontested, and the nominees were elected.

The total number of votes represented at the Annual Meeting of Shareholders was 90,618,112. The voting results were as follows:

Nominee	Votes For	Votes Withheld/against
Bruce H. Matson	90,255,881	362,231
Robert M. Wily	90,260,373	357,739

The names of the other directors whose terms of office as directors continued after the Annual Meeting of Shareholders are Lisa B. Kern, Glade M. Knight, and Michael S. Waters.

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

APPLE REIT SIX, INC.

By:	/s/ GLADE M. KNIGHT	Date: August 4, 2008
Glade M. Knight,
Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: August 4, 2008
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)