Form 10-Q
period 2008-09-30
APPLE REIT SIX INC
filed 2008-11-03
CIK 1277151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Number of registrant’s common shares outstanding as of November 1, 2008: 91,219,977

APPLE REIT SIX, INC.

FORM 10-Q

INDEX

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets - September 30, 2008 and December 31, 2007	3
	Consolidated Statements of Operations - Three and nine months ended September 30, 2008 and Three and nine months ended September 30, 2007	4
	Consolidated Statements of Cash Flows - Nine months ended September 30, 2008 and Nine months ended September 30, 2007	5
	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings (not applicable)

Item 1A.	Risk Factors (not applicable)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities (not applicable)

Item 4.	Submission of Matters to a Vote of Security Holders (not applicable)

Item 5.	Other Information (not applicable)

Item 6.	Exhibits	18

Signatures		19

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

Apple REIT Six, Inc.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	September 30, 2008	December 31, 2007
ASSETS
Investment in real estate, net of accumulated depreciation of $86,484 and $64,692, respectively	$826,482	$820,468
Cash and cash equivalents	7,055	33,261
Restricted cash-furniture, fixtures and other escrows	3,850	3,928
Due from third party manager, net	12,584	8,855
Other assets, net	14,501	16,145

TOTAL ASSETS	$864,472	$882,657

LIABILITIES
Notes payable	$34,091	$51,679
Other liabilities	12,738	14,734

TOTAL LIABILITIES	46,829	66,413
SHAREHOLDERS’ EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	—	—
Series A preferred stock, no par value, authorized 200,000,000 shares; issued and outstanding 91,421,823 and 90,280,401 shares, respectively	—	—
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 and 240,000 shares, respectively	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 91,421,823 and 90,280,401 shares, respectively	901,511	888,878
Distributions greater than net income	(83,892)	(72,658)

TOTAL SHAREHOLDERS’ EQUITY	817,643	816,244

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$864,472	$882,657

See notes to consolidated financial statements.

Apple REIT Six, Inc.

Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine Months ended September 30, 2008	Nine Months ended September 30, 2007
Revenues:
Room revenue	$65,629	$64,532	$188,737	$182,808
Other revenue	4,860	4,873	15,068	14,735
Reimbursed expenses	1,121	—	3,309	—

Total revenue	71,610	69,405	207,114	197,543
Expenses:
Operating expense	16,880	16,615	50,011	47,796
Hotel administrative expense	5,376	5,261	16,261	15,254
Sales and marketing	4,964	5,186	14,916	14,815
Utilities	3,147	2,695	8,187	7,401
Repair and maintenance	3,006	2,817	8,898	8,247
Franchise fees	2,945	2,787	8,291	7,882
Management fees	2,856	2,587	8,379	7,930
Taxes, insurance and other	3,406	3,634	10,390	10,689
Reimbursed expenses	1,121	—	3,309	—
General and administrative	1,360	1,211	4,218	3,962
Depreciation expense	7,809	6,956	22,995	20,580

Total expenses	52,870	49,749	155,855	144,556

Operating income	18,740	19,656	51,259	52,987
Interest expense, net	(512)	(447)	(1,352)	(1,679)

Net income	$18,228	$19,209	$49,907	$51,308

Basic and diluted net income per common share	$0.20	$0.21	$0.55	$0.57

Weighted average common shares outstanding - basic and diluted	91,092	89,704	90,712	89,525
Distributions declared per common share	$0.23	$0.22	$0.67	$0.66

See notes to consolidated financial statements.

Apple REIT Six, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Cash flow provided by operating activities:
Net income	$49,907	$51,308
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	22,995	20,580
Amortization of deferred financing costs and fair value adjustments	(175)	(305)
Stock option expense	57	68
Changes in operating assets and liabilities, net of amounts acquired/assumed:
Due from third party manager	(3,729)	(4,069)
Other assets	(72)	(727)
Other liabilities	(78)	930

Net cash provided by operating activities	68,905	67,785
Cash flow used in investing activities:
Cash paid in acquisition of hotel	(18,159)	—
Acquisition of other assets	(325)	(246)
Capital improvements	(10,929)	(4,390)
Net increase in cash restricted for property improvements	(2)	(393)
Other investing activities, net	389	865

Net cash used in investing activities	(29,026)	(4,164)
Cash flow used in financing activities:
Payment of financing costs	(225)	—
Repayment of secured notes payable	(17,295)	(1,072)
Minority interest contribution	—	3,601
Net proceeds from issuance of common stock	26,635	24,776
Redemptions of common stock	(14,059)	(22,647)
Cash distributions paid to shareholders	(61,141)	(59,053)

Net cash used in financing activities	(66,085)	(54,395)
Increase (decrease) in cash and cash equivalents	(26,206)	9,226
Cash and cash equivalents, beginning of period	33,261	26,160

Cash and cash equivalents, end of period	$7,055	$35,386

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financials should be read in conjunction with the Company’s audited financial statements included in its 2007 Annual Report on Form 10-K. Operating results for the period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the period ending December 31, 2008.

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

Earnings per Common Share

Basic earnings per common share are computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share are calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. There were no potential common shares with a dilutive effect during the three and nine months ended September 30, 2008 or 2007. Series B convertible preferred shares are not included in earnings per common share calculations until such time as the Series B convertible preferred shares are converted to common shares.

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

Note 4

Notes Payable and Credit Agreements

In March 2008, the Company entered into a $20 million unsecured line of credit with a commercial bank. The applicable interest rate is equal to LIBOR (the London Interbank Offered Rate) plus 2%. Interest payments are due monthly. The principal must be paid by the maturity date of March 2011, and may be prepaid without penalty. At September 30, 2008, the credit line had no outstanding principal balance.

Note 5

Related Parties

The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company has a contract with ASRG, a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of September 30, 2008, payments to ASRG for services under the terms of this contract have totaled $16.9 million since inception, which were capitalized as a part of the purchase price of the hotels. The Company incurred fees totaling approximately $0.4 million during the first nine months of 2008 under this contract.

The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“ASA”), pursuant to which ASA provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, is payable for these services. During the first nine months of 2008, ASA utilized Apple Fund Management, LLC, a subsidiary of the Company, to provide these services. During the first nine months of 2007, ASA utilized Apple Hospitality Two, Inc. and Apple Hospitality Five, Inc. to provide these services. The advisory fees incurred under the agreement with ASA for the nine months ended September 30, 2008 and 2007, totaled approximately $1.9 and $1.8 million.

Effective October 2007, through its wholly-owned subsidiary, Apple Fund Management, LLC, the Company provides support services to ASRG, ASA, Apple Seven Advisors, Inc. (“A7A”), Apple Suites Realty Group, Inc. (“Suites”), Apple REIT Seven, Inc., Apple Eight Advisors, Inc. (“A8A”), Apple REIT Eight, Inc., Apple Nine Advisors, Inc. (“A9A”) and Apple REIT Nine, Inc. A7A provides day to day advisory and administrative functions for Apple REIT Seven, Inc. A8A provides day to day advisory and administrative functions for Apple REIT Eight, Inc. A9A provides day to day advisory and administrative functions for Apple REIT Nine, Inc. Suites provides real estate brokerage services to Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Each of these companies has agreed to reimburse the Company for its costs in providing these services. For the nine months ended September 30, 2008, the Company received reimbursement of its costs totaling approximately $3.3 million. ASRG, ASA, A7A, Suites, A8A and A9A are 100% owned by Glade Knight, the Company’s Chairman and Chief Executive Officer.

Including ASRG, ASA, Suites, A7A, A8A and A9A discussed above, Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Seven, Inc. (a diversified REIT), Apple REIT Eight, Inc. (a diversified REIT) and Apple REIT Nine, Inc. (a newly formed company that intends to qualify as a diversified REIT). Mr. Knight was also Chairman and Chief Executive Officer of Apple Hospitality Two, Inc. (a hospitality REIT) until it was sold in May 2007 and Apple Hospitality Five, Inc. (a hospitality REIT) until it was sold in October 2007. Members of the Company’s Board of Directors are also on the boards of Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Until May 2007, members of the Company’s Board of Directors were also on the board of Apple Hospitality Two, Inc. and, until October 2007, were on the board of Apple Hospitality Five, Inc.

Note 6

Shareholders’ Equity

In July 2005, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually paid for the Unit; or (2) $11.00 per Unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the nine months ended September 30, 2008, the Company redeemed approximately 1.3 million Units in the amount of $14.1 million under the program.

In February 2006, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. During the nine months ended September 30, 2008, approximately 2.4 million Units, representing $26.6 million in proceeds to the Company, were issued under the plan.

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

Note 7

Subsequent Events

In October 2008, the Company declared and paid approximately $6.9 million, or $.075 per share, in distributions to its common shareholders of which $3.0 million or 273,902 Units were reinvested under the Company’s Dividend Reinvestment Plan.

On October 20, 2008, the Company redeemed 475,749 Units in the amount of $5.2 million under its Unit Redemption Program.

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

	Three months ended September 30,					Nine months ended September 30,
(in thousands, except statistical data)	2008	Percent of Revenue	2007	Percent of Revenue	Percent change	2008	Percent of Revenue	2007	Percent of Revenue	Percent change
Total hotel revenue	$70,489	100%	$69,405	100%	2%	$203,805	100%	$197,543	100%	3%
Hotel operating expenses	39,174	56%	37,948	55%	3%	114,943	56%	109,325	55%	5%
Taxes, insurance and other expense	3,406	5%	3,634	5%	-6%	10,390	5%	10,689	5%	-3%
General and administrative expense	1,360	2%	1,211	2%	12%	4,218	2%	3,962	2%	6%
Depreciation	7,809		6,956		12%	22,995		20,580		12%
Interest expense, net	512		447		15%	1,352		1,679		-19%
Number of hotels	68		67		1%	68		67		1%
ADR	$120		$117		3%	$118		$114		4%
Occupancy	75%		77%		-3%	74%		76%		-3%
RevPAR	$90		$90		0%	$87		$86		1%

Hotels Owned

As of September 30, 2008, the Company owned 68 hotels, with a total of 7,897 rooms. The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

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

Results of Operations

Hotel performance is impacted by many factors including the economic conditions in the United States, as well as each locality. Due to a general decline in economic conditions throughout the United States, the growth in financial results of the Company’s hotels has declined in the most recent quarter and is expected to continue to moderate or turn negative until economic conditions improve. As a result, there can be no assurance that the Company’s operating performance will continue at its current rate as compared to prior years.

Revenues

The Company’s principal source of revenue is hotel room revenue and other related revenue. Hotel operations are for the 68 hotels acquired through September 30, 2008 for their respective periods owned. For the three months ended September 30, 2008 and 2007, the Company had total hotel revenue of $70.5 and $69.4 million, respectively, with average occupancy of 75% and 77%, average daily rate (“ADR”) of $120 and $117 and revenue per available room (“RevPAR”) of $90 in both periods. For the nine months ended September 30, 2008 and 2007, the Company had total hotel revenue of $203.8 and $197.5 million, respectively, with average occupancy of 74% and 76%, ADR of $118 and $114, and RevPAR of $87 and $86. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR. These rates are consistent with industry and brand averages. The Company continually works with the hotel managers to maximize rates, and as a result have managed to keep RevPAR consistent in the face of declining occupancy. As supply of hotel rooms in markets that the Company serves has begun to meet demand and general economic conditions have deteriorated, the Company’s revenue growth has been less than previous quarters. The Company anticipates this trend to continue for the remainder of 2008 and into 2009. As a result, the Company does not anticipate revenue to increase for the next several quarters as compared to comparable quarters in the previous year.

Expenses

For the three months ended September 30, 2008 and 2007, hotel operating expenses totaled $39.2 and $37.9 million, respectively, or 56% and 55% of total hotel revenue. For the nine months ended September 30, 2008 and 2007, hotel operating expenses totaled $114.9 and $109.3 million, or 56% and 55% of total hotel revenue. The increase in expenses as a percent of revenue results from several factors, including: spending to upgrade amenities such as food and beverage offerings and linens on certain brands, increases in labor costs and the opening of one new hotel. In addition, during the first nine months of 2008 the Company was in the process of renovating eight of its hotels, resulting in approximately 13,000 room-nights out of service, thus increasing operating costs as a percent of hotel revenue.

Taxes, insurance, and other expenses for the three months ended September 30, 2008 and 2007 were $3.4 and $3.6 million or 5% of total hotel revenue for both periods. For the nine months ended September 30, 2008 and 2007, taxes, insurance, and other expenses were $10.4 and $10.7 million, or 5% of total hotel revenue for both periods. The decrease in expense resulted primarily from lower insurance rates.

General and administrative expenses for the three months ended September 30, 2008 and 2007 were $1.4 and $1.2 million, or 2% of total hotel revenue for each period. For the nine months ended September 30, 2008 and 2007, general and administrative expenses were $4.2 and $4.0 million, or 2% of total hotel revenue. The principal components of general and administrative expense are advisory fees, accounting fees and reporting expense.

Depreciation expense for the three months ended September 30, 2008 and 2007 was $7.8 and $7.0 million. Depreciation expense for the nine months ended September 30, 2008 and 2007 was $23.0 and $20.6 million. Depreciation expense represents expense of the Company’s 68 hotels and related personal property for their respective periods owned. The increase in depreciation is primarily due to renovations completed in the fourth quarter of 2007 and first quarter of 2008, as well as the addition of the Roanoke Rapids Hilton Garden Inn in March 2008.

Interest expense, net was $512 and $447 thousand for the three months ended September 30, 2008 and the three months ended 2007. Interest expense, net for the nine months ended September 30, 2008 and 2007 was $1.4 and $1.7 million, respectively. Interest expense relates to debt assumed with 14 of the properties acquired as well as a line of credit entered into in March 2008. Total debt assumed was approximately $54.1 million. Interest expense decreased for the nine months ended September 30, 2008 as $0.4 million of interest costs were capitalized in conjunction with the renovation of eight of the Company’s hotels. Additionally during the second quarter of 2008, the Company extinguished $16 million of outstanding debt with the maturity of six notes payable.

Liquidity and Capital Resources

Operating cash flow from the properties owned and a $20 million line of credit are the Company’s principal source of liquidity. In addition, the Company may borrow additional funds, subject to limitations set forth in its bylaws. The Company anticipates that cash flow and the credit line will be adequate to cover substantially all of its operating expenses and to permit the Company to meet substantially all of its anticipated liquidity requirements, including required distributions, capital expenditures and debt service.

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, an amount of 3% to 5% of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. As of September 30, 2008, the Company had made approximately $11 million of capital expenditures during 2008. The Company completed seven significant renovations in the first half of 2008. The Company has plans for seven additional renovations throughout the remainder of 2008 and into the first quarter of 2009. Total 2008 capital expenditures are anticipated to be approximately $17 million.

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions in the first nine months of 2008 totaled $61.1 million. For the same period the Company’s cash generated from operations was $68.9 million. Beginning in February 2008, the monthly dividend rate was raised from $0.073 per common share to $0.075 per common share. The Company intends to continue paying dividends on a monthly basis at an annual rate of 8.2%. Since there can be no assurance of the ability of the Company’s properties to provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate.

In February 2006, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. During the nine months ended September 30, 2008, approximately 2.4 million Units, representing $26.6 million in proceeds to the Company, were issued under the plan.

In July 2005, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually paid for the Unit; or (2) $11.00 per Unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the nine months ended September 30, 2008, the Company redeemed approximately 1.3 million Units in the amount of $14.1 million under the program.

Related Party Transactions

The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company has a contract with ASRG, a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of September 30, 2008, payments to ASRG for services under the terms of this contract have totaled $16.9 million since inception, which were capitalized as a part of the purchase price of the hotels. The Company incurred fees totaling approximately $0.4 million during the first nine months of 2008 under this contract.

The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“ASA”), pursuant to which ASA provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, is payable for these services. During the first nine months of 2008, ASA utilized Apple Fund Management, LLC, a subsidiary of the Company, to provide these services. During the first nine months of 2007, ASA utilized Apple Hospitality Two, Inc. and Apple Hospitality Five, Inc. to provide these services. The advisory fees incurred under the agreement with ASA for the nine months ended September 30, 2008 and 2007, totaled approximately $1.9 and $1.8 million.

Effective October 2007, through its wholly-owned subsidiary, Apple Fund Management, LLC, the Company provides support services to ASRG, ASA, Apple Seven Advisors, Inc. (“A7A”), Apple Suites Realty Group, Inc. (“Suites”), Apple REIT Seven, Inc., Apple Eight Advisors, Inc. (“A8A”), Apple REIT Eight, Inc., Apple Nine Advisors, Inc. (“A9A”) and Apple REIT Nine, Inc. A7A provides day to day advisory and administrative functions for Apple REIT Seven, Inc. A8A provides day to day advisory and administrative functions for Apple REIT Eight, Inc. A9A provides day to day advisory and administrative functions for Apple REIT Nine, Inc. Suites provides real estate brokerage services to Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Each of these companies has agreed to reimburse the Company for its costs in providing these services. For the nine months ended September 30, 2008, the Company received reimbursement of its costs totaling approximately $3.3 million. ASRG, ASA, A7A, Suites, A8A and A9A are 100% owned by Glade Knight, the Company’s Chairman and Chief Executive Officer.

Including ASRG, ASA, Suites, A7A, A8A and A9A discussed above, Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Seven, Inc. (a diversified REIT), Apple REIT Eight, Inc. (a diversified REIT) and Apple REIT Nine, Inc. (a newly formed company that intends to qualify as a diversified REIT). Mr. Knight was also Chairman and Chief Executive Officer of Apple Hospitality Two, Inc. (a hospitality REIT) until it was sold in May 2007 and Apple Hospitality Five, Inc. (a hospitality REIT) until it was sold in October 2007. Members of the Company’s Board of Directors are also on the boards of Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Until May 2007, members of the Company’s Board of Directors were also on the board of Apple Hospitality Two, Inc. and, until October 2007, were on the board of Apple Hospitality Five, Inc.

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

Subsequent Events

In October 2008, the Company declared and paid approximately $6.9 million, or $.075 per share, in distributions to its common shareholders of which $3.0 million or 273,902 Units were reinvested under the Company’s Dividend Reinvestment Plan.

On October 20, 2008, the Company redeemed 475,749 Units in the amount of $5.2 million under its Unit Redemption Program.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of September 30, 2008, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk. The Company is exposed to changes in short term money market rates earned on its available cash. Based on the Company’s cash invested at September 30, 2008, of $7.1 million, every 100 basis points change in interest rates will impact the Company’s annual net income by $71,000, all other factors remaining the same. Although the Company had no outstanding balance on its $20 million line of credit at September 30, 2008, the Company is exposed to changes in short-term interest rates to the extent that it utilizes the line of credit.

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

Unit Redemption Program

In July 2005, the Company instituted a share redemption program to provide its shareholders who have held their Units for at least one year with the benefit of limited interim liquidity, by presenting for redemption all or any portion of their Units at any time and in accordance with certain procedures. Once this time limitation has been met, the Company may, subject to certain conditions and limitations, redeem the Units presented for redemption for cash, to the extent that the Company has sufficient funds available to fund the redemption. If Units are held for the required one-year period, the Units may be redeemed for a purchase price equal to the lesser of: (1) $11.00 per Unit; or (2) the purchase price per Unit that was actually paid for the Units. The board of directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period, reject any request for redemption, change the purchase price for redemptions or otherwise amend the terms of, suspend, or terminate the Unit redemption program. The following is a summary of redemptions during the third quarter of 2008:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
July 2008	351,772	$10.99	7,154,254	(1)

(1)	The maximum number of Units that may be redeemed in any 12 month period is limited to five percent (5.0%) of the weighted average number of Units outstanding from the beginning of the 12 month period.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form S-11 (SEC File No. 333-112169) effective April 23, 2004).

3.2	Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Post-Effective Amendment No. 4 to Form S-11 (SEC File No. 333-112169) effective June 14, 2005).

10.1	Executive Severance Plan dated October 16, 2008 (FILED HEREWITH)

10.2	Severance Plan dated October 16, 2008 (FILED HEREWITH)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act, as amended (FILED HEREWITH).

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act, as amended (FILED HEREWITH).

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE REIT SIX, INC.

By:	/s/ GLADE M. KNIGHT	Date: November 3, 2008
Glade M. Knight, Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: November 3, 2008
Bryan Peery, Chief Financial Officer (Principal Financial and Principal Accounting Officer)