Form 10-K
period 2008-12-31
APPLE REIT SIX INC
filed 2009-03-04
CIK 1277151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

x	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
or
¨	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-51270

APPLE REIT SIX, INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	20-0620523
(State of Organization)	(I.R.S. Employer Identification Number)

814 EAST MAIN STREET
RICHMOND, VIRGINIA	23219
(Address of principal executive offices)	(Zip Code)

(804) 344-8121
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the act: None

Securities registered pursuant to Section 12(g) of the Act:

Units (Each Unit consists of one common share, no par value and one Series A preferred share)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ¨ No x

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ¨ No x

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ¨

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ¨	Accelerated filer ¨	Non-accelerated filer x	Smaller reporting company ¨

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ¨ No x

     There is currently no established public market in which the Company’s common shares are traded. Based upon the price that Apple REIT Six, Inc.’s common equity last sold, which was $11, on June 30, 2008, the aggregate market value of the voting common equity held by non-affiliates of the registrant on such date was $1,000,391,000. The Company does not have any non-voting common equity.

Number of registrant’s common shares outstanding as of February 28, 2009: 91,179,010

Documents Incorporated by Reference

     The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement for the annual meeting of shareholders to be held on May 14, 2009.

APPLE REIT SIX, INC.

FORM 10-K

Index

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

PART I

     This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Apple REIT Six, Inc. (“the Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles, including the current economic recession throughout the United States; and competition within the hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission and Item 1A.

Item 1.    Business

     Apple REIT Six, Inc. is a Virginia corporation formed to invest in hotels and other selected real estate in select metropolitan areas in the United States. Initial capitalization occurred on January 20, 2004 and operations began on May 28, 2004 when the Company acquired its first hotel.

     The Company is a real estate investment trust (“REIT”) which owns hotels in the United States. The REIT Modernization Act, effective January 1, 2001, permits real estate investment trusts to establish taxable businesses to conduct certain previously disallowed business activities. The Company has wholly-owned taxable REIT subsidiaries which lease all of the Company’s hotels from wholly-owned qualified REIT subsidiaries. The hotels are operated and managed by affiliates of Marriott International, Inc. (“Marriott”), Stonebridge Realty Advisors, Inc. (“Stonebridge”), Hilton Hotels Corporation (“Hilton”), Western International (“Western”), Larry Blumberg & Associates (“LBA”), White Lodging Services Corporation (“WLS”), Inn Ventures, Inc. (“Inn Ventures”), or Newport Hospitality Group, Inc. (“Newport”) under separate hotel management agreements.

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

Business Objectives

     The Company’s primary objective is to enhance shareholder value by increasing funds from operations and cash available for distributions through internal growth and selective hotel renovation. This strategy includes utilizing the Company’s asset management expertise to improve the quality of the Company’s hotels by aggressively managing room rates, partnering with industry leaders in hotel management and franchising the hotels with leading brands, thereby improving the performance of an individual hotel in its local market. When cost effective, the Company renovates its properties to increase its ability to compete in particular markets. The Company believes its planned renovations and strong asset management will continue to increase each hotel’s performance in its individual market, although there can be no assurance of such results. As of December 31, 2008, the Company owned 68 hotels.

Financing

     The Company has seven notes payable that were assumed in conjunction with the acquisition of hotels. These notes have maturity dates ranging from 2011 to 2014. The Company also has available a $20 million line of credit that is used to fund capital expenditures along with general working capital needs. Although there can be no assurance that additional debt will not be utilized, it is anticipated that cash on hand, cash from operations and the line of credit will satisfy the Company’s cash requirements. The Company’s bylaws require board approval and review of any debt financing obtained by the Company.

Industry and Competition

     The hotel industry is highly competitive. Each of the Company’s hotels is located in a developed area that includes other hotels and competes for guests primarily with other hotels in the Company’s immediate vicinity and secondarily with other hotels in the Company’s geographic market. An increase in the number of competitive hotels in a particular area could have a material adverse effect on the occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) of the Company’s hotels in that area. The Company believes that brand recognition, location, price and quality (of both the hotel and the services provided) are the principal competitive factors affecting the Company’s hotels. General economic conditions in a particular market and nationally impact the performance of the hotel industry nationally and in particular markets.

Hotel Operating Performance

     As of December 31, 2008, the Company owned fourteen Hilton Garden Inn hotels, ten Residence Inn hotels, ten Courtyard hotels, eight SpringHill Suites hotels, six Homewood Suites hotels, six TownePlace Suites hotels, five Fairfield Inn hotels, four Hampton Inn hotels, three Hampton Inn & Suites hotels and two full service Marriott hotels. They are located in various states and, in aggregate, consist of 7,897 rooms.

     Room revenue for these hotels totaled $238.4 million in 2008, and the hotels achieved average occupancy of 71%, ADR of $117 and RevPAR of $83, compared with $236.3 million of room revenue, average occupancy of 74%, ADR of $113 and RevPAR of $84 for the period owned in 2007. The Company’s average RevPAR index increased by 0.4% to 119.5 in 2008, compared to the market average of 100. The RevPAR index measures an individual hotel’s performance as compared to other hotels in a particular market, and is provided by Smith Travel Research, Inc.®, an independent company that tracks historical hotel performance in most markets throughout the world. The Company began 2007 with 67 hotels and acquired one additional hotel in March 2008. The overall RevPAR decline is due primarily to poor economic conditions in the United States. In general, performance at the Company’s hotels, relative to hotels in their market, has met expectations for the period held. Hotel performance is impacted by many factors including the economic conditions in the United States, as well as each locality. As a result, there can be no assurance that the Company’s historical operating performance will continue in the future. Due to a general decline in economic conditions throughout the United States, the Company experienced its first decline in net income in the fourth quarter of 2008 as compared to the fourth quarter of 2007. The decline is expected to continue throughout 2009.

Management and Franchise Agreements

     Each of the Company’s 68 hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies: Marriott, Stonebridge, Hilton, Western, LBA, WLS, Inn Ventures or Newport. The agreements have remaining terms ranging from 2 to 26 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. During the years ended December 31, 2008 and 2007, the Company incurred approximately $9.8 and $9.9 million in management fees.

     Stonebridge, Western, LBA, WLS, Inn Ventures and Newport are not affiliated with either Marriott or Hilton, and as a result, the hotels managed by these companies were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for a term of 13 to 20 years. Fees associated with the Hilton agreements generally include the payment of royalty fees and program fees based on room revenues. The Marriott franchise agreements provide for an initial term of 15 to 20 years. Fees associated with the Marriott agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. During the years ended December 31, 2008 and 2007, the Company incurred approximately $10.5 and $10.3 million in franchise fees.

Maintenance

     The hotels have an ongoing need for renovation and refurbishment. Under various hotel management agreements, the Company has agreed to fund expenditures for periodic repairs, replacement or refurbishment of furniture, fixtures and equipment for the hotels in an amount equal to a certain percentage of gross revenues. In addition, other capital improvement projects are directly funded by the Company. During 2008 the Company spent approximately $14 million on capital expenditures.

Employees

     During 2008, all employees involved in the day-to-day operation of the Company’s hotels were employed by third party management companies engaged pursuant to the hotel management agreements. At December 31, 2008, the Company had 38 employees.

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

Property Acquisition

     In March 2008, the Company purchased a Hilton Garden Inn hotel in Roanoke Rapids, North Carolina for $17.8 million. The hotel has 147 rooms and is managed by Newport under an agreement with terms and fees similar to the Company’s existing management agreements. The purchase price was funded with available cash. In conjunction with the acquisition, the Company paid a commission to Apple Six Realty Group, Inc. (“ASRG”) of 2% of the gross purchase price, or approximately $0.4 million. ASRG is wholly-owned by the Company’s Chairman and Chief Executive Officer, Glade M. Knight. This commission was capitalized as part of the purchase price of the hotel. No goodwill or intangible assets were recorded in connection with the acquisition.

Related Parties

     The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

     The Company has a contract with Apple Six Realty Group (“ASRG”), a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of December 31, 2008, payments to ASRG for services under the terms of this contract have totaled $16.9 million since inception, which were capitalized as a part of the purchase price of the hotels. The Company incurred fees totaling approximately $0.4 million in 2008 under this contract.

     The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“ASA”), pursuant to which ASA provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services.

     Through its wholly-owned subsidiary, Apple Fund Management, LLC, the Company provides support services to ASRG, Apple Suites Realty Group, Inc. (“Suites”), ASA, Apple Seven Advisors, Inc. (“A7A”), Apple REIT Seven, Inc., Apple Eight Advisors, Inc. (“A8A”), Apple REIT Eight, Inc., Apple Nine Advisors, Inc. (“A9A”) and Apple REIT Nine, Inc. A7A provides day to day advisory and administrative functions for Apple REIT Seven, Inc. A8A provides day to day advisory and administrative functions for Apple REIT Eight, Inc. A9A provides day to day advisory and administrative functions for Apple REIT Nine, Inc. Suites provides real estate brokerage services to Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Each of these companies has agreed to reimburse the Company for its costs in providing these services. ASRG, Suites, ASA, A7A, A8A and A9A are 100% owned by Glade Knight, the Company’s Chairman and Chief Executive Officer.

     Including ASRG, Suites, ASA, A7A, A8A and A9A discussed above, Mr. Knight is also Chairman and CEO of Apple REIT Seven, Inc. (a hotel REIT), Apple REIT Eight, Inc. (a hotel REIT) and Apple REIT Nine, Inc. (a newly formed company that intends to qualify as a diversified REIT). Members of the Company’s Board of Directors are also on the boards of Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

Item 1A.    Risk Factors

The following describes several risk factors which are applicable to the Company.

Hotel Operations

     The Company’s hotels are subject to all of the risks common to the hotel industry. These risks could adversely affect hotel occupancy and the rates that can be charged for hotel rooms as well as hotel operating expenses, and generally include:

  increases in supply of hotel rooms that exceed increases in demand;
  increases in energy costs and other travel expenses that reduce business and leisure travel;
  reduced business and leisure travel due to continued geo-political uncertainty, including terrorism;
  adverse effects of declines in general and local economic activity; and
  adverse effects of a downturn in the hotel industry.

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

Current General Economic Recession and Slowdown in the Lodging Industry

     The present economic recession and the uncertainty over its depth and duration will continue to have a negative impact on the lodging industry. There is now a general consensus among economists that the economy in the United States is now in a recession and as a result the Company is experiencing reduced demand for hotel rooms. Accordingly, financial results have been impacted by the economic slowdown and future financial results and growth will be further harmed while the recession continues.

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

Transferability of Shares

     There will be no public trading market for the common shares and the Series A preferred shares for an indefinite period of time, if ever. Therefore, the Units will be highly illiquid and very difficult to trade. In addition, there are restrictions on the transfer of the common shares. In order to qualify as a REIT, the shares must be beneficially owned by 100 or more persons and no more than 50% of the value of the Company’s issued and outstanding shares may be owned directly or indirectly by five or fewer individuals. Therefore, the Company’s bylaws provide that no person may own more than 9.8% of the issued and outstanding Units. Any purported transfer of the Company’s shares that would result in a violation of either of these limits will be declared null and void.

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

Distributions to Shareholders

     If the Company’s properties do not generate sufficient revenue to meet operating expenses, cash flow and the Company’s ability to make distributions to shareholders may be adversely affected. The Company is subject to all operating risks common to hotels. These risks might adversely affect occupancy or room rates. Increases in operating costs due to inflation and other factors may not necessarily be offset by increased room rates. The local, regional and national hotel markets may limit the extent to which room rates may be increased to meet increased operating expenses without decreasing occupancy rates. While the Company intends to make monthly distributions to shareholders, there can be no assurance that the Company will be able to make distributions at any particular time or rate, or at all. Further, there is no assurance that a distribution rate achieved for a particular period will be maintained in the future. Also, while management may establish goals as to particular rates of distribution or have an intention to make distributions at a particular rate, there can be no assurance that such goals or intentions will be realized.

     While the Company continues to seek generally to make distributions from its operating revenues, distributions may be made (although there is no obligation to do so) in certain circumstances in part from financing proceeds or other sources, such as proceeds from the offering of Units. While distributions from such sources would result in the shareholder receiving cash, the consequences to the shareholder would differ from a distribution out of operating revenues. For example, if financing is the source of a distribution, that financing would have to be repaid, and if proceeds from the offering of Units are distributed, those proceeds would not then be available for other uses (such as property acquisitions or improvements).

Financing Risks

     Although the Company anticipates maintaining low levels of debt, it may periodically use short-term financing to perform renovations to its properties or make shareholder distributions in periods of fluctuating income from its properties. Due to the recent economic events in the United States, there has been a contraction in available credit in the marketplace. As a result, the Company may not be able to use debt to meet its cash requirements.

Item 1B.    Unresolved Staff Comments

None.

Item 2.     Properties

As of December 31, 2008, the Company owned 68 hotels consisting of the following:

		Total by Brand	Number of Rooms
Brand
Hilton Garden Inn		14	1,793
Residence Inn		10	1,247
Courtyard		10	993
SpringHill Suites		8	858
Homewood Suites		6	713
TownePlace Suites		6	766
Fairfield Inn		5	351
Hampton Inn		4	454
Hampton Inn & Suites		3	303
Marriott		2	419
	Total	68	7,897

     The following table includes the location of each hotel, the date of construction, the date acquired, encumbrances, initial acquisition cost, gross carrying value and the number of rooms of each hotel.

Real Estate and Accumulated Depreciation
As of December 31, 2008
(dollars in thousands)

				Initial Cost		Subsequently Capitalized
City	State	Brand	Encumbrances	Land	Bldg./FF&E	Bldg Imp. & FF&E	Total Gross Cost	Acc Deprec	Date of Construction	Date Acquired	Depreciable Life	# of Rooms
Birmingham	Alabama	Fairfield Inn	$-	$354	$2,057	$118	$2,529	$(248)	1995	Aug-05	3 - 39 yrs.	63
Dothan	Alabama	Courtyard	-	1,270	7,142	291	8,703	(832)	1996	Aug-05	3 - 39 yrs.	78
Dothan	Alabama	Hampton Inn & Suites	-	842	8,129	51	9,022	(988)	2004	Jun-05	3 - 39 yrs.	85
Huntsville	Alabama	Fairfield Inn	2,831	506	4,813	135	5,454	(465)	1999	Sep-05	3 - 39 yrs.	79
Huntsville	Alabama	Residence Inn	-	947	7,632	363	8,942	(855)	2002	Jun-05	3 - 39 yrs.	78
Montgomery	Alabama	SpringHill Suites	3,538	963	6,327	176	7,466	(607)	1998	Sep-05	3 - 39 yrs.	79
Tuscaloosa	Alabama	Courtyard	-	-	7,953	282	8,235	(839)	1996	Aug-05	3 - 39 yrs.	78
Tuscaloosa	Alabama	Fairfield Inn	-	-	4,240	156	4,396	(448)	1996	Aug-05	3 - 39 yrs.	63
Anchorage	Alaska	Hampton Inn	-	1,220	10,501	2,031	13,752	(1,812)	1997	Mar-05	3 - 39 yrs.	101
Anchorage	Alaska	Hilton Garden Inn	-	4,230	14,788	407	19,425	(1,936)	2002	Oct-04	3 - 39 yrs.	125
Anchorage	Alaska	Homewood Suites	-	1,803	11,046	89	12,938	(1,644)	2004	Oct-04	3 - 39 yrs.	122
Phoenix	Arizona	Hampton Inn	-	1,425	5,205	811	7,441	(996)	1998	Oct-04	3 - 39 yrs.	99
Tempe	Arizona	SpringHill Suites	-	1,170	7,159	112	8,441	(888)	1998	Jun-05	3 - 39 yrs.	121
Tempe	Arizona	TownePlace Suites	-	1,226	7,169	123	8,518	(882)	1998	Jun-05	3 - 39 yrs.	119
Arcadia	California	Hilton Garden Inn	-	1,718	10,195	2,225	14,138	(1,689)	1999	Oct-04	3 - 39 yrs.	124
Arcadia	California	SpringHill Suites	-	1,633	6,459	806	8,898	(1,147)	1999	Oct-04	3 - 39 yrs.	86
Bakersfield	California	Hilton Garden Inn	-	1,166	10,565	209	11,940	(1,449)	2004	Mar-05	3 - 39 yrs.	120
Folsom	California	Hilton Garden Inn	-	1,521	16,989	1,173	19,683	(1,870)	1999	Nov-05	3 - 39 yrs.	100
Foothill Ranch	California	Hampton Inn	4,195	1,056	6,499	827	8,382	(1,027)	1998	Apr-05	3 - 39 yrs.	84
Lake Forest	California	Hilton Garden Inn	-	1,541	9,425	220	11,186	(1,419)	2004	Oct-04	3 - 39 yrs.	103
Milpitas	California	Hilton Garden Inn	-	2,565	16,534	1,904	21,003	(2,108)	1999	Nov-05	3 - 39 yrs.	161
Roseville	California	Hilton Garden Inn	-	2,362	18,937	1,579	22,878	(2,186)	1999	Nov-05	3 - 39 yrs.	131
San Francisco	California	Hilton Garden Inn	-	2,007	9,545	2,048	13,600	(1,542)	1999	Jan-06	3 - 39 yrs.	169
Boulder	Colorado	Marriott	-	3,066	27,825	2,118	33,009	(3,647)	1997	May-05	3 - 39 yrs.	157
Glendale	Colorado	Hampton Inn & Suites	5,732	3,641	11,221	1,248	16,110	(1,867)	1999	Oct-04	3 - 39 yrs.	133
Lakewood	Colorado	Hampton Inn	-	2,508	8,090	464	11,062	(1,319)	2003	Oct-04	3 - 39 yrs.	170
Farmington	Connecticut	Courtyard	-	1,794	15,434	1	17,229	(1,555)	2005	Oct-05	3 - 39 yrs.	119
Rocky Hill	Connecticut	Residence Inn	-	1,472	11,284	3	12,759	(1,218)	2005	Aug-05	3 - 39 yrs.	96
Wallingford	Connecticut	Homewood Suites	-	1,419	12,072	140	13,631	(1,349)	2005	Jul-05	3 - 39 yrs.	104
Clearwater	Florida	SpringHill Suites	-	-	7,214	-	7,214	(715)	2006	Feb-06	3 - 39 yrs.	79
Lake Mary	Florida	Courtyard	-	690	5,568	1,525	7,783	(897)	1995	Mar-05	3 - 39 yrs.	86
Lakeland	Florida	Residence Inn	-	1,520	8,699	1,227	11,446	(1,088)	2001	Jun-05	3 - 39 yrs.	78
Orange Park	Florida	Fairfield Inn	3,006	855	6,979	177	8,011	(629)	1998	Nov-05	3 - 39 yrs.	83
Panama City	Florida	Courtyard	-	1,407	8,217	45	9,669	(788)	2006	Mar-06	3 - 39 yrs.	84
Pensacola	Florida	Courtyard	-	1,186	10,728	353	12,267	(1,105)	1997	Aug-05	3 - 39 yrs.	90

Real Estate and Accumulated Depreciation (continued)
As of December 31, 2008
 (dollars in thousands)

				Initial Cost		Subsequently Capitalized
City	State	Brand	Encumbrances	Land	Bldg./FF&E	Bldg Imp. & FF&E	Total Gross Cost	Acc Deprec	Date of Construction	Date Acquired	Depreciable Life	# of Rooms
Pensacola	Florida	Fairfield Inn	-	470	4,703	152	5,325	(477)	1995	Aug-05	3 - 39 yrs.	63
Pensacola	Florida	Hampton Inn & Suites	-	1,248	8,354	7	9,609	(1,015)	2005	Jul-05	3 - 39 yrs.	85
Tallahassee	Florida	Hilton Garden Inn	-	1,103	10,130	678	11,911	(1,307)	1997	Mar-05	3 - 39 yrs.	99
Albany	Georgia	Courtyard	-	1,253	7,658	73	8,984	(938)	2004	Jun-05	3 - 39 yrs.	84
Columbus	Georgia	Residence Inn	-	-	8,184	94	8,278	(946)	2003	Jun-05	3 - 39 yrs.	78
Savannah	Georgia	SpringHill Suites	2,866	693	5,099	165	5,957	(486)	1999	Sep-05	3 - 39 yrs.	79
Valdosta	Georgia	Courtyard	-	1,036	7,529	199	8,764	(810)	2002	Oct-05	3 - 39 yrs.	84
Mt. Olive	New Jersey	Residence Inn	-	1,410	11,331	22	12,763	(1,258)	2005	Sep-05	3 - 39 yrs.	123
Somerset	New Jersey	Homewood Suites	-	1,813	16,801	120	18,734	(1,781)	2005	Aug-05	3 - 39 yrs.	123
Saratoga Springs	New York	Hilton Garden Inn	-	2,399	15,885	1,441	19,725	(1,618)	1999	Sep-05	3 - 39 yrs.	112
Roanoke Rapids	North Carolina	Hilton Garden Inn	-	2,458	15,713	-	18,171	(469)	2008	Mar-08	3 - 39 yrs.	147
Hillsboro	Oregon	Courtyard	6,325	1,879	9,484	118	11,481	(846)	1996	Mar-06	3 - 39 yrs.	155
Hillsboro	Oregon	Residence Inn	-	2,665	13,295	196	16,156	(1,272)	1994	Mar-06	3 - 39 yrs.	122
Hillsboro	Oregon	TownePlace Suites	-	2,150	9,715	1,223	13,088	(1,147)	1999	Dec-05	3 - 39 yrs.	136
Portland	Oregon	Residence Inn	-	4,400	38,687	3,205	46,292	(3,931)	2001	Dec-05	3 - 39 yrs.	258
Pittsburgh	Pennsylvania	Residence Inn	-	1,161	10,267	1,573	13,001	(1,468)	1998	Sep-05	3 - 39 yrs.	156
Myrtle Beach	South Carolina	Courtyard	-	1,857	7,631	1,036	10,524	(1,510)	1999	Jun-04	3 - 39 yrs.	135
Nashville	Tennessee	Homewood Suites	-	1,170	7,177	514	8,861	(1,041)	1999	May-05	3 - 39 yrs.	121
Arlington	Texas	SpringHill Suites	-	1,122	6,649	80	7,851	(833)	1998	Jun-05	3 - 39 yrs.	122
Arlington	Texas	TownePlace Suites	-	1,033	6,373	129	7,535	(775)	1999	Jun-05	3 - 39 yrs.	95
Dallas	Texas	SpringHill Suites	-	1,372	18,737	464	20,573	(1,967)	1997	Dec-05	3 - 39 yrs.	147
Fort Worth	Texas	Homewood Suites	-	1,152	8,210	1,017	10,379	(1,216)	1999	May-05	3 - 39 yrs.	137
Fort Worth	Texas	Residence Inn	-	1,873	15,586	16	17,475	(1,855)	2005	May-05	3 - 39 yrs.	149
Fort Worth	Texas	SpringHill Suites	-	2,125	11,619	53	13,797	(1,754)	2004	May-04	3 - 39 yrs.	145
Laredo	Texas	Homewood Suites	-	1,118	9,781	48	10,947	(1,067)	2005	Nov-05	3 - 39 yrs.	106
Laredo	Texas	Residence Inn	-	902	10,969	19	11,890	(1,229)	2005	Sep-05	3 - 39 yrs.	109
Las Colinas	Texas	TownePlace Suites	-	1,205	6,256	110	7,571	(835)	1998	Jun-05	3 - 39 yrs.	136
McAllen	Texas	Hilton Garden Inn	-	1,178	8,143	622	9,943	(1,016)	2000	Jul-05	3 - 39 yrs.	104
Fredericksburg	Virginia	Hilton Garden Inn	-	1,822	15,362	93	17,277	(1,602)	2005	Dec-05	3 - 39 yrs.	148
Richmond	Virginia	Corporate Office	-	381	1,038	3,565	4,984	(1,073)	1893	Jun-04	3 - 39 yrs.	N/A
Kent	Washington	TownePlace Suites	-	1,841	10,721	1,377	13,939	(1,278)	1999	Dec-05	3 - 39 yrs.	152
Mukilteo	Washington	TownePlace Suites	-	1,505	11,055	1,199	13,759	(1,238)	1999	Dec-05	3 - 39 yrs.	128
Redmond	Washington	Marriott	-	9,504	56,168	1,026	66,698	(7,950)	2004	Jul-04	3 - 39 yrs.	262
Renton	Washington	Hilton Garden Inn	-	1,277	14,674	1,858	17,809	(1,943)	1998	Nov-05	3 - 39 yrs.	150
Deposits on Construction in Progress			-	-	-	257	257	-
			$28,493	$109,658	$761,624	$46,186	$917,468	$(94,005)				7,897

Investment in hotels at December 31, 2008, consisted of the following (in thousands):

Land	$109,621
Building and Improvements	748,729
Furniture, Fixtures and Equipment	59,118
917,468
Less Accumulated Depreciation	(94,005)
Investment in Hotels, net	$823,463

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

Item 4.     Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5.     Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Shares

     There is currently no established public market in which the Company’s common shares are traded. As of December 31, 2008, there were 91,761,828 Units outstanding. Each Unit consists of one common share, no par value, and one Series A preferred share of the Company. The per-share estimated market value is deemed to be the offering price of the shares, which is currently $11.00 per share. This is supported by the fact that the Company is currently selling shares to the public at a price of $11.00 per share through its Dividend Reinvestment Plan and the Company is repurchasing shares at $11.00 from shareholders under its Unit Redemption Program. The Units are held by approximately 21,000 beneficial shareholders.

Dividend Reinvestment Plan

     In February 2006, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. As of December 31, 2008, approximately 8.3 million Units, representing $90.9 million in proceeds to the Company, have been issued under the plan.

Unit Redemption Program

     In July 2005, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually paid for the Unit; or (2) $11.00 per Unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As of December 31, 2008, the Company has redeemed approximately 7.6 million Units in the amount of $83.6 million under the program. The following is a summary of redemptions during the fourth quarter of 2008:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
October 2008	475,749	$10.98	7,630,003	(1)

(1)	The maximum number of Units that may be redeemed in any 12 month period is limited to five percent (5.0%) of the weighted average number of Units outstanding from the beginning of the 12 month period.

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

Series B Convertible Preferred Shares

     The Company currently has 240,000 Series B convertible preferred shares issued and outstanding, all owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. There are no dividends payable on the Series B convertible preferred shares. Holders of more than two-thirds of the Series B convertible preferred shares must approve any proposed amendment to the Articles of Incorporation that would adversely affect the Series B convertible preferred shares. Upon liquidation, each holder of the Series B convertible preferred shares is entitled to a priority liquidation payment. However, the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11 per number of common shares into which each Series B convertible preferred share would convert. In the event that the liquidation of the Company’s assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis. The Series B convertible preferred shares are convertible into common shares upon and for 180 days following the occurrence of any of the following events: (1) substantially all of the Company’s assets, stock or business is sold or transferred through exchange, merger, consolidation, lease, share exchange or otherwise, other than a sale of assets in liquidation, dissolution or winding up of the Company’s business; or (2) the termination or expiration without renewal of the advisory agreement with Apple Six Advisors, Inc., or if the Company ceases to use Apple Six Realty Group, Inc. to provide property acquisition and disposition services; or (3) the Company’s common shares are listed on any securities exchange or quotation system or in any established market.

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

Distribution Policy

     To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions in 2008 totaled $81.7 million and were paid monthly at a rate of $0.075 per common share beginning in February 2008 and $0.073 per common share prior to that date. Distributions in 2007 totaled $78.8 million and were paid monthly at a rate of $0.073 per common share. The timing and amounts of distributions to shareholders are within the discretion of the Company’s Board of Directors. The amount and frequency of future distributions will depend on the Company’s results of operations, cash flow from operations, economic conditions, working capital requirements, cash requirements to fund investing and financing activities, capital expenditure requirements, including improvements to and expansions of properties and the acquisition of additional properties, as well as the distribution requirements under federal income tax provisions for qualification as a REIT.

Non-Employee Directors Stock Option Plan and Incentive Plan

     The Company’s Board of Directors has adopted and the Company’s shareholders have approved a Non-Employee Directors Stock Option Plan and an Incentive Plan. The options issued under each plan, upon exercise, convert to Units. Each Unit consists of one common share and one Series A preferred share of the Company. As of December 31, 2008, options to purchase 288,360 Units were outstanding with a weighted average exercise price of $11 per Unit. The following is a summary of securities issued under the plans as of December 31, 2008:

			Number of securities remaining available for future issuance under equity compensation plans
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights

Plan Category
Equity Compensation plans approved by security holders
Non-Employee Directors Stock Option Plan	288,360	$11.00	1,311,185
Incentive Plan	—	$—	4,029,318

Item 6.    Selected Financial Data

     The following table sets forth selected financial data for the years ended December 31, 2008, 2007, 2006 and 2005, and the period from January 20, 2004 (initial capitalization) through December 31, 2004. Certain information in the table has been derived from the Company’s audited financial statements and notes thereto. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, and Item 15(1), the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

(in thousands except per share and statistical data)	For the year ended December 31, 2008	For the year ended December 31, 2007	For the year ended December 31, 2006	For the year ended December 31, 2005	For the period January 20, 2004 (initial capitalization) through December 31, 2004
Revenues:
Room revenue	$238,423	$236,278	$217,629	$91,610	$12,092
Other revenue	19,822	20,770	18,246	10,180	2,343
Reimbursed expenses	6,057	886	-	-	-
Total revenue	264,302	257,934	235,875	101,790	14,435

Expenses:
Hotel operating expenses	147,832	144,931	135,578	59,867	9,750
Taxes, insurance and other	13,812	13,605	13,491	5,340	663
Reimbursed expenses	6,057	886	-	-	-
General and administrative	5,397	5,637	5,355	3,526	1,210
Depreciation	30,918	27,694	25,529	11,366	1,881
Interest and other expenses, net	1,784	1,853	1,809	(2,126)	(328)
Total expenses	205,800	194,606	181,762	77,973	13,176
Net income	$58,502	$63,328	$54,113	$23,817	$1,259

Per Share
Net income per common share	$0.64	$0.71	$0.61	$0.42	$0.10
Distributions paid to common shareholders	$0.90	$0.88	$0.88	$0.88	$0.55
Weighted-average common shares outstanding - basic and diluted	90,899	89,644	88,869	56,451	12,300

Balance Sheet Data (at end of period)
Cash and cash equivalents	$935	$33,261	$26,160	$35,948	$142,790
Investment in hotels, net	$823,463	$820,468	$836,906	$790,170	$184,084
Total assets	$849,783	$882,657	$886,839	$854,316	$332,259
Notes payable	$29,097	$51,679	$53,660	$76,855	$6,557
Shareholders' equity	$809,382	$816,244	$826,046	$771,835	$325,099
Net book value per share	$8.82	$9.04	$9.20	$9.44	$9.56

Other Data
Cash flow from:
Operating activities	$88,747	$89,848	$81,363	$28,907	$2,904
Investing activities	$(33,234)	$(15,627)	$(61,766)	$(585,507)	$(183,840)
Financing activities	$(87,839)	$(67,120)	$(29,385)	$449,758	$323,702
Number of hotels owned at end of period	68	67	67	62	11
Average Daily Rate (ADR) (b)	$117	$113	$105	$101	$105
Occupancy	70.7%	73.9%	74.5%	71.1%	59.8%
Revenue Per Available Room (RevPAR) (c)	$83	$84	$78	$72	$63

Funds From Operations Calculation
Net income	$58,502	$63,328	$54,113	$23,817	$1,259
Depreciation of real estate owned	29,313	26,782	24,681	11,366	1,881
Funds from operations (a)	$87,815	$90,110	$78,794	$35,183	$3,140

(a)

Funds from operations (FFO) is defined as net income (computed in accordance with generally accepted accounting principles - GAAP) excluding gains and losses from sales of depreciable property, plus depreciation and amortization of real estate. The Company considers FFO in evaluating property acquisitions and its operating performance and believes that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company's activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs.

(b)	Total room revenue divided by number of rooms sold.
(c)	ADR multiplied by occupancy percentage.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles, including the current economic recession throughout the United States; and competition within the hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission and Item 1A.

General

     The Company was formed and initially capitalized on January 20, 2004, with its first investor closing on April 23, 2004. The Company owns 68 hotels within different markets in the United States. The Company is treated as a Real Estate Investment Trust (“REIT”) for federal income tax purposes. The Company’s first hotel was acquired on May 28, 2004, with 11 total hotels purchased in 2004, an additional 51 hotels purchased throughout 2005, 5 additional hotels purchased throughout 2006, and one additional hotel purchased in March 2008. Accordingly, the results of operations include only the results of operations of the hotels for the period owned. Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels within their respective markets, in general, has met the Company’s expectations for the period owned. In evaluating financial condition and operating performance, the most important matters on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”), revenue per available room (“RevPAR”) and market yield, which represents a comparison of a hotel’s results to other hotels in its local market; and expenses, such as hotel operating expenses, general and administrative and other expenses described below. The following is a summary of results.

(in thousands except statistical data)	Year ended December 31, 2008	Percent of Hotel Revenue	Year ended December 31, 2007	Percent of Hotel Revenue	Percent Change
Total hotel revenue	$258,245	100%	$257,048	100%	-%
Hotel operating expenses	147,832	57%	144,931	56%	2%
Taxes, insurance and other expense	13,812	5%	13,605	5%	2%
General and administrative expense	5,397	2%	5,637	2%	-4%

Depreciation	30,918		27,694		12%
Interest expense, net	1,784		1,853		-4%

Number of Hotels	68		67		1%
Average RevPAR Market Yield(1)	119.5		119.1		-%
ADR	$117		$113		4%
Occupancy	70.7%		73.9%		-4%
RevPAR	$83		$84		-1%

(1) From reports published by Smith Travel Research, Inc.®

Hotels Owned

     As of December 31, 2008, the Company owned 68 hotels, with a total of 7,897 rooms. The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

						Gross Purchase Price
				Date Acquired
City	State	Brand	Manager		Rooms
Birmingham	Alabama	Fairfield Inn	LBA	8/25/05	63	$2,176
Dothan	Alabama	Courtyard	LBA	8/11/05	78	8,016
Dothan	Alabama	Hampton Inn & Suites	LBA	6/24/05	85	8,673
Huntsville	Alabama	Fairfield Inn	LBA	9/30/05	79	4,954
Huntsville	Alabama	Residence Inn	LBA	6/24/05	78	8,288
Montgomery	Alabama	SpringHill Suites	LBA	9/30/05	79	6,835
Tuscaloosa	Alabama	Courtyard	LBA	8/25/05	78	7,551
Tuscaloosa	Alabama	Fairfield Inn	LBA	8/25/05	63	3,982
Anchorage	Alaska	Hampton Inn	Stonebridge	3/14/05	101	11,500
Anchorage	Alaska	Hilton Garden Inn	Stonebridge	10/12/04	125	18,900
Anchorage	Alaska	Homewood Suites	Stonebridge	10/12/04	122	13,200
Phoenix	Arizona	Hampton Inn	Stonebridge	10/12/04	99	6,700
Tempe	Arizona	SpringHill Suites	Western	6/30/05	121	8,060
Tempe	Arizona	TownePlace Suites	Western	6/30/05	119	8,128
Arcadia	California	Hilton Garden Inn	Stonebridge	10/12/04	124	12,000
Arcadia	California	SpringHill Suites	Stonebridge	10/12/04	86	8,100
Bakersfield	California	Hilton Garden Inn	Hilton	3/18/05	120	11,500
Folsom	California	Hilton Garden Inn	Inn Ventures	11/30/05	100	18,028
Foothill Ranch	California	Hampton Inn	Stonebridge	4/21/05	84	7,400
Lake Forest	California	Hilton Garden Inn	Stonebridge	10/12/04	103	11,400
Milpitas	California	Hilton Garden Inn	Inn Ventures	11/30/05	161	18,600
Roseville	California	Hilton Garden Inn	Inn Ventures	11/30/05	131	20,759
San Francisco	California	Hilton Garden Inn	Inn Ventures	1/30/06	169	12,266
Boulder	Colorado	Marriott	WLS	5/9/05	157	30,000
Glendale	Colorado	Hampton Inn & Suites	Stonebridge	10/12/04	133	14,700
Lakewood	Colorado	Hampton Inn	Stonebridge	10/12/04	170	10,600
Farmington	Connecticut	Courtyard	WLS	10/20/05	119	16,330
Rocky Hill	Connecticut	Residence Inn	WLS	8/1/05	96	12,070
Wallingford	Connecticut	Homewood Suites	WLS	7/8/05	104	12,780
Clearwater	Florida	SpringHill Suites	LBA	2/17/06	79	6,923
Lake Mary	Florida	Courtyard	LBA	3/18/05	86	6,000
Lakeland	Florida	Residence Inn	LBA	6/24/05	78	9,886
Orange Park	Florida	Fairfield Inn	LBA	11/8/05	83	7,221
Panama City	Florida	Courtyard	LBA	4/26/06	84	9,245
Pensacola	Florida	Courtyard	LBA	8/25/05	90	11,369
Pensacola	Florida	Fairfield Inn	LBA	8/25/05	63	4,858
Pensacola	Florida	Hampton Inn & Suites	LBA	7/21/05	85	9,279
Tallahassee	Florida	Hilton Garden Inn	Hilton	3/18/05	99	10,850
Albany	Georgia	Courtyard	LBA	6/24/05	84	8,597
Columbus	Georgia	Residence Inn	LBA	6/24/05	78	7,888
Savannah	Georgia	SpringHill Suites	LBA	9/30/05	79	5,407
Valdosta	Georgia	Courtyard	LBA	10/3/05	84	8,284
Mt. Olive	New Jersey	Residence Inn	WLS	9/15/05	123	12,070
Somerset	New Jersey	Homewood Suites	WLS	8/17/05	123	17,750
Saratoga Springs	New York	Hilton Garden Inn	WLS	9/29/05	112	17,750
Roanoke Rapids	North Carolina	Hilton Garden Inn	Newport	3/10/08	147	17,764
Hillsboro	Oregon	Courtyard	Inn Ventures	3/9/06	155	11,000
Hillsboro	Oregon	Residence Inn	Inn Ventures	3/9/06	122	15,500
Hillsboro	Oregon	TownePlace Suites	Inn Ventures	12/19/05	136	11,500
Portland	Oregon	Residence Inn	Inn Ventures	12/19/05	258	42,000
Pittsburgh	Pennsylvania	Residence Inn	WLS	9/2/05	156	11,000
Myrtle Beach	South Carolina	Courtyard	Marriott	6/8/04	135	9,200
Nashville	Tennessee	Homewood Suites	Hilton	5/24/05	121	8,103
Arlington	Texas	SpringHill Suites	Western	6/30/05	122	7,486
Arlington	Texas	TownePlace Suites	Western	6/30/05	95	7,148
Dallas	Texas	SpringHill Suites	Western	12/9/05	147	19,500
Ft. Worth	Texas	Homewood Suites	Hilton	5/24/05	137	9,097
Ft. Worth	Texas	Residence Inn	Western	5/6/05	149	17,000
Ft. Worth	Texas	SpringHill Suites	Marriott	5/28/04	145	13,340
Laredo	Texas	Homewood Suites	Western	11/30/05	106	10,500
Laredo	Texas	Residence Inn	Western	9/12/05	109	11,445
Las Colinas	Texas	TownePlace Suites	Western	6/30/05	136	7,178
McAllen	Texas	Hilton Garden Inn	Western	7/19/05	104	9,000
Fredericksburg	Virginia	Hilton Garden Inn	Hilton	12/20/05	148	16,600
Kent	Washington	TownePlace Suites	Inn Ventures	12/19/05	152	12,000
Mukilteo	Washington	TownePlace Suites	Inn Ventures	12/19/05	128	12,000
Redmond	Washington	Marriott	Marriott	7/7/04	262	64,000
Renton	Washington	Hilton Garden Inn	Inn Ventures	11/30/05	150	16,096
				Total	7,897	$845,330

     With the exception of approximately $54 million of assumed debt secured by 14 hotels, substantially all of the purchase price for the hotels was funded by proceeds from the Company’s best-efforts offering of Units. No goodwill or intangible assets were recorded in connection with any of the acquisitions. The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries (collectively, the “lessee”) under master hotel lease agreements. The Company also used the proceeds of its offering to pay 2% of the gross purchase price for these hotels, which equals approximately $16.9 million, as a commission to Apple Six Realty Group, Inc. (“ASRG”). ASRG is 100% owned by the Company’s Chairman and Chief Executive Officer, Glade M. Knight.

Management and Franchise Agreements

     Each of the Company’s 68 hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies: Marriott International, Inc. (“Marriott”), Stonebridge Realty Advisors, Inc. (“Stonebridge”), Hilton Hotels Corporation (“Hilton”), Western International (“Western”), Larry Blumberg & Associates (“LBA”), White Lodging Services Corporation (“WLS”), Inn Ventures, Inc. (“Inn Ventures”), or Newport Hospitality Group, Inc. (“Newport”). The agreements have remaining terms ranging from 2 to 26 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. During the years ended December 31, 2008, 2007 and 2006 the Company incurred approximately $9.8, $9.9 and $8.7 million in management fees.

     Stonebridge, Western, LBA, WLS, Inn Ventures and Newport are not affiliated with either Marriott or Hilton, and as a result, the hotels managed by these companies were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for a term of 13 to 20 years. Fees associated with the Hilton agreements generally include the payment of royalty fees and program fees based on room revenues. The Marriott franchise agreements provide for an initial term of 15 to 20 years. Fees associated with the Marriott agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. During the years ended December 31, 2008, 2007 and 2006 the Company incurred approximately $10.5, $10.3 and $9.0 million in franchise fees.

Results of Operations for Years 2008 and 2007

     Hotel performance is impacted by many factors including the economic conditions in the United States, as well as each locality. Due to a general decline in economic conditions throughout the United States, the Company experienced its first decline in net income in the fourth quarter of 2008 as compared to the fourth quarter of 2007. The decline is expected to continue throughout 2009.

Revenues

     The Company’s principal source of revenue is hotel room revenue and other related revenue. Hotel operations are for the 68 hotels acquired through December 31, 2008 for their respective periods owned. For the years ended December 31, 2008 and 2007, the Company had total hotel revenue of $258 and $257 million, respectively. For the years ended December 31, 2008 and 2007, the hotels achieved average occupancy of 70.7% and 73.9%, average daily rate, or ADR of $117 and $113 and revenue per available room, or RevPAR of $83 and $84. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR. These rates are consistent with industry and brand averages. The Company continually works with the hotel managers to maximize rates, and as a result managed to keep RevPAR consistent in the face of declining occupancy in 2008. The Company’s overall average RevPAR market yield (a comparison of an individual hotel’s results to other hotels in its local market) increased 0.4% as compared to 2007. However, as supply of hotel rooms in markets that the Company serves has begun to meet demand and general economic conditions have deteriorated, the Company’s revenue has begun to decline as compared to previous years. In the fourth quarter of 2008, RevPAR was down approximately 9% compared to the fourth quarter of 2007. The Company anticipates this trend to continue into 2009. Although it is not possible to predict when economic conditions will improve or their impact on the hotel industry, many industry analysts forecast 10-15% declines in RevPAR in 2009 as compared to 2008 rates.

Expenses

     Expenses for the years ended December 31, 2008 and 2007 represented the expenses related to the 68 hotels acquired through December 31, 2008 for their respective periods owned.

     For the years ended December 31, 2008 and 2007, hotel operating expenses totaled $147.8 and $144.9 million, or 57% of total hotel revenue in 2008 and 56% of total hotel revenue in 2007. The increase in expenses as a percent of revenue results from several factors, including: spending to upgrade amenities such as food and beverage offerings and linens on certain brands, increases in labor costs, the opening of one new hotel and the renovation of nine hotels during the year which led to approximately 16,000 room nights out of service. The Company will continue to aggressively work with its managers to reduce operating costs as revenue declines; however, declines in costs will not offset declines in revenue.

     Taxes, insurance, and other expenses for the years ended December 31, 2008 and 2007 were $13.8 and $13.6 million, or 5% of total hotel revenue in 2008 and 2007. The Company expects 2009 property insurance and property taxes to remain consistent with 2008 expenses.

     General and administrative expense for the years ended December 31, 2008 and 2007 was $5.4 and $5.6 million, or 2% of total hotel revenue in 2008 and 2007. The principal components of general and administrative expense are advisory fees, legal fees, accounting fees and reporting expense.

     Depreciation expense for the years ended December 31, 2008 and 2007 was $30.9 and $27.7 million. Depreciation expense represents the expense of the Company’s 68 hotels and related personal property for their respective periods owned. The increase in depreciation is primarily due to the addition of the Roanoke Rapids Hilton Garden Inn in March 2008 and the addition of $14 million of capital expenditures throughout the year.

     Interest expense, net was $1.8 and $1.9 million for the years ended December 31, 2008 and 2007. Interest expense relates to debt assumed with 14 of the properties acquired as well as a line of credit entered into in March 2008. Total debt assumed was approximately $54.1 million. Interest expense decreased from year to year as $0.4 million of interest costs were capitalized in conjunction with the renovation of nine of the Company’s hotels and the Company extinguished $22 million of outstanding debt with the maturity of seven notes payable during the year. The decline in interest expense, due to the capitalization of interest and the maturity of certain notes, was offset by a reduction in interest income. Interest income declined due to a reduction in cash on hand related to the hotel acquisition and debt maturities.

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

     For the years ended December 31, 2007 and 2006, hotel operating expenses totaled $144.9 and $135.6 million, or 56% of total hotel revenue in 2007 and 57% of total hotel revenue in 2006. This percentage has decreased as revenues for newly opened properties have increased and ADR has increased.

     Taxes, insurance, and other expenses for the years ended December 31, 2007 and 2006 were $13.6 and $13.5 million, or 5% of total hotel revenue in 2007 and 6% of total hotel revenue in 2006, as these expenses remained stable on a growing revenue base.

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

     The Company has a contract with ASRG, a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of December 31, 2008, total payments to ASRG for services under the terms of this contract were $16.9 million, which was capitalized as a part of the purchase price of the hotels. The Company incurred fees totaling approximately $0.4 million in 2008 under this contract.

     The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“ASA”), pursuant to which ASA provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. Until May 2007, ASA utilized Apple Hospitality Two, Inc. to provide these services. From May to October 2007, ASA utilized Apple Fund Management, LLC, a subsidiary of Apple Hospitality Five, Inc. (“AHF”) to provide these services. In October 2007, AHF merged with an unrelated third party and the Company acquired all of AHF’s interest in Apple Fund Management, LLC at no incremental cost to the Company. The advisory fees incurred under the agreement with ASA in 2008, 2007 and 2006 were approximately $2.5, $2.5 and $2.3 million, respectively.

     Effective October 2007, through its wholly-owned subsidiary, Apple Fund Management, LLC, the Company provides support services to ASRG, ASA, Apple Seven Advisors, Inc. (“A7A”), Apple Suites Realty Group, Inc. (“Suites”), Apple REIT Seven, Inc., Apple Eight Advisors, Inc. (“A8A”), Apple REIT Eight, Inc.. Apple Nine Advisors, Inc. (“A9A”) and Apple REIT Nine, Inc. A7A provides day to day advisory and administrative functions for Apple REIT Seven, Inc. A8A provides day to day advisory and administrative functions for Apple REIT Eight, Inc. A9A provides day to day advisory and administrative functions for Apple REIT Nine, Inc. Suites provides real estate brokerage services to Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Each of these companies has agreed to reimburse the Company for its costs in providing these services. For the years ended December 31, 2008 and 2007, the Company received reimbursement of its costs totaling approximately $4.6 and $0.9 million. ASRG, ASA, A7A, Suites, A8A and A9A are 100% owned by Glade Knight, the Company’s Chairman and Chief Executive Officer.

     The Company, through a jointly-owned subsidiary, Apple Air Holding, LLC, owns two Lear 40 jets used primarily for renovation and asset management purposes. The total purchase price for the aircraft, purchased in January 2006 and December 2007, was approximately $16.0 million. Apple Air Holding, LLC is jointly owned by the Company and Apple REIT Seven, Inc. (“Apple Seven”). Apple Seven’s ownership interest is accounted for as a minority interest and is included in other liabilities on the Company’s consolidated balance sheets with balances of $6.6 and $7.5 million at December 31, 2008 and 2007. The aircraft are also leased to affiliates of the Company at market rates. In 2008, revenues from affiliates totaling $1.5 million are included in reimbursed expenses on the Company’s consolidated statement of operations. The aircraft are depreciated on a straight-line basis over a useful life of ten years. For the years ended December 31, 2008, 2007 and 2006, the Company recorded depreciation expense in the amount of approximately $1.6, $0.9 and $0.8 million on the two aircraft.

     Including ASRG, Suites, ASA, A7A, A8A and A9A discussed above, Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Seven, Inc. (a hotel REIT), Apple REIT Eight, Inc. (a hotel REIT) and Apple REIT Nine, Inc. (a newly formed company that intends to qualify as a diversified REIT). Mr. Knight was also Chairman and Chief Executive Officer of Apple Hospitality Two, Inc. (a hospitality REIT) until May 2007 and Apple Hospitality Five, Inc. (a hospitality REIT) until October 2007. Members of the Company’s Board of Directors are also on the boards of Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Until May 2007, members of the Company’s Board of Directors were also on the board of Apple Hospitality Two, Inc. and, until October 2007, were on the board of Apple Hospitality Five, Inc.

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

     Expense related to issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. Expense if a conversion event had occurred at December 31, 2008 could range from $0 to $63.8 million (assumes $11 per Unit fair market value), which represents approximately 5.8 million shares of common stock.

Liquidity and Capital Resources

The following is a summary of the Company’s significant contractual obligations as of December 31, 2008:

		Amount of Commitments Expiring per Period
Commercial Commitments (000’s)	Total	Less than 1 Year	2-3 Years	4-5 Years	Over 5 Years
Debt (including interest of $7.7 million)	$36,150	$2,813	$11,951	$15,505	$5,881
Ground Lease Commitments	4,211	310	648	660	2,593
Total Commercial Commitments	$40,361	$3,123	$12,599	$16,165	$8,474

Capital Requirements and Resources

     Operating cash flow from the properties owned, cash on hand ($0.9 million at December 31, 2008) and a $20 million line of credit are the Company’s principal source of liquidity. In addition, the Company may borrow funds, subject to limitations set forth in its bylaws. The Company anticipates that, over the next year, cash flow, cash on hand and the line of credit will be adequate to cover substantially all of its operating expenses and to permit the Company to meet substantially all of its anticipated liquidity requirements, including distribution requirements, capital expenditures and debt service.

     To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions in 2008 totaled $81.7 million and were paid monthly at a rate of $0.075 per common share beginning in February 2008 and $0.073 per common share prior to that date. These distributions included a return of capital. For the same period the Company’s cash generated from operations was $88.7 million. The Company intends to continue paying distributions on a monthly basis. However, since there can be no assurance of the ability of the Company’s properties to provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate. Additionally, in light of the weakness in economic conditions throughout the United States, the Board of Directors monitors the Company’s distribution rate relative to the performance of the hotels on an ongoing basis and may make adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company.

     The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, an amount of 3% to 5% of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. The Company completed significant renovations of nine hotels in 2008, with total capital expenditures of approximately $14 million. The company anticipates expenditures of approximately $15 million in 2009 in connection with renovations on 5 to 8 hotels.

     In February 2006, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. As of December 31, 2008, approximately 8.3 million Units, representing $90.9 million in proceeds to the Company, have been issued under the plan, including 3.2 million Units representing $35.6 million issued in 2008 and 3.0 million Units representing $33.3 million issued in 2007.

     In July 2005, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually paid for the Unit; or (2) $11.00 per Unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As of December 31, 2008, the Company has redeemed 7.6 million Units in the amount of $83.6 million under the program, including 1.8 million Units for $19.3 million redeemed in 2008 and 2.5 million Units in the amount of $27.7 million redeemed in 2007.

Subsequent Events

     In January 2009, the Company declared and paid $6.9 million or $.075 per common share, in a distribution to its common shareholders, of which $2.9 million or 266,705 Units were reinvested under the Company’s Dividend Reinvestment Plan.

     On January 20, 2009, the Company redeemed 1.1 million Units in the amount of $12.3 million under its Unit Redemption Program.

     In February 2009, the Company declared and paid $6.8 million or $.075 per common share, in a distribution to its common shareholders, of which $3.0 million or 268,265 Units were reinvested under the Company’s Dividend Reinvestment Plan.

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

Seasonality

     The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at the Company’s hotels may cause quarterly fluctuations in its revenues. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand or available credit to make distributions.

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

     In February 2007, FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. SFAS 159 was effective for the Company beginning January 1, 2008. The Company has elected not to use the fair value measurement provisions of SFAS 159 and therefore, adoption of this standard did not have an impact on the financial statements.

Recently Issued Accounting Pronouncements

     In December 2007, the FASB issued FASB Statement No. 141R, Business Combinations (“SFAS 141R”). This statement revises SFAS 141, Business Combinations, by requiring an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This method replaces the cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. A significant change included in SFAS 141R is the requirement that costs incurred to effect an acquisition, as well as restructuring costs resulting from an acquisition, must be accounted for separately as expenses. These costs were previously capitalized as part of the cost of the acquisition. Another significant change is the requirement that pre-acquisition contingencies be recognized at fair value as of the date of acquisition if it is more likely than not that they will meet the definition of an asset or liability. Statement 141R will be adopted by the Company in the first quarter of 2009. The adoption of the statement is not anticipated to have a material impact on the Company’s results of operations or financial position, as the Company does not anticipate the acquisition of any significant businesses after the effective date.

     In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The Statement also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS 160 will be adopted by the Company in the first quarter of 2009. The adoption of the statement is not anticipated to have a material impact on the Company’s results of operations or financial position.

     In March 2008, FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS 133. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not currently have any instruments that qualify within the scope of SFAS 133, and therefore the adoption of this statement is not anticipated to have a material impact on the Company’s financial statements.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

     The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of December 31, 2008, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to changes in short term money market rates as it invests its cash. Based on the Company’s cash invested at December 31, 2008, of $0.9 million, every 100 basis points change in interest rates will impact the Company’s net income by $9,000, all other factors remaining the same. Although the Company had no outstanding balance on its $20 million line of credit at December 31, 2008, the Company is exposed to changes in short-term interest rates to the extent that it utilizes the line of credit.

     The Company has assumed fixed interest rate notes payable to lenders under permanent financing arrangements. The following table summarizes the annual maturities and average interest rates of the Company’s notes payable outstanding at December 31, 2008.

(000’s)	2009	2010	2011	2012	2013	Thereafter	Total	Fair Market Value
Maturities	$791	$850	$7,546	$756	$13,022	$5,528	$28,493	$31,161
Average Interest Rate	7.1%	7.1%	6.9%	6.7%	6.6%	6.4%

Item 8.     Financial Statements and Supplementary Data

Report of Management
on Internal Control Over Financial Reporting

March 3, 2009
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

     In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

     Based on this assessment, management has concluded that as of December 31, 2008, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Apple REIT Six, Inc.

     We have audited Apple REIT Six Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Apple REIT Six Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

     In our opinion, Apple REIT Six, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2008 consolidated financial statements of Apple REIT Six, Inc. and our report dated March 2, 2009 expressed an unqualified opinion thereon.

                                                                                                                                                /s/ ERNST & YOUNG LLP

Richmond, Virginia
March 2, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Apple REIT Six, Inc.

     We have audited the accompanying consolidated balance sheets of Apple REIT Six, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apple REIT Six, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Apple REIT Six, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2009 expressed an unqualified opinion thereon.

                                                                                                                                           /s/ ERNST & YOUNG LLP

Richmond, Virginia
March 2, 2009

Apple REIT Six, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2008	December 31, 2007

ASSETS
Investment in real estate, net of accumulated depreciation of $94,005 and $64,692, respectively	$823,463	$820,468
Cash and cash equivalents	935	33,261
Restricted cash-furniture, fixtures and other escrows	3,872	3,928
Due from third party manager, net	7,804	8,855
Other assets, net	13,709	16,145

TOTAL ASSETS	$849,783	$882,657

LIABILITIES
Notes payable	$29,097	$51,679
Other liabilities	11,304	14,734

TOTAL LIABILITIES	40,401	66,413

SHAREHOLDERS' EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	-	-

Series A preferred stock, no par value, authorized 200,000,000 shares; issued and outstanding 91,761,828 and 90,280,401 shares, respectively	-	-

Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 and 240,000 shares, respectively	24	24

Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 91,761,828 and 90,280,401 shares, respectively	905,260	888,878
Distributions greater than net income	(95,902)	(72,658)

TOTAL SHAREHOLDERS' EQUITY	809,382	816,244

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$849,783	$882,657

See notes to consolidated financial statements.

Apple REIT Six, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006
Revenues:
Room revenue	$238,423	$236,278	$217,629
Other revenue	19,822	20,770	18,246
Reimbursed expenses	6,057	886	-
Total revenue	264,302	257,934	235,875

Expenses:
Operating expense	64,939	63,748	61,758
Hotel administrative expense	21,097	20,298	18,448
Sales and marketing	19,253	19,692	18,297
Utilities	10,578	9,765	9,592
Repair and maintenance	11,660	11,237	9,749
Franchise fees	10,521	10,256	9,004
Management fees	9,784	9,935	8,730
Taxes, insurance and other	13,812	13,605	13,491
General and administrative	5,397	5,637	5,355
Reimbursed expenses	6,057	886	-
Depreciation expense	30,918	27,694	25,529
Total expenses	204,016	192,753	179,953

Operating income	60,286	65,181	55,922

Interest income	458	1,289	1,220
Interest expense	(2,242)	(3,142)	(3,029)

Net income	$58,502	$63,328	$54,113

Basic and diluted net income per common share	$0.64	$0.71	$0.61

Weighted average common shares outstanding - basic and diluted	90,899	89,644	88,869

Distributions declared per common share	$0.90	$0.88	$0.88

See notes to consolidated financial statements.

Apple REIT Six, Inc.
Consolidated Statements of Shareholders' Equity
(in thousands except per share data)

	Common Stock		Class B Convertible Preferred Stock		Distributions Greater	Total
	Number of		Number of		than	Shareholders'
	Shares	Amount	Shares	Amount	Net income	Equity
Balance at December 31, 2005	81,775	$805,079	240	$24	$(33,268)	$771,835

Net proceeds from the sale of common shares	10,914	109,957	-	-	-	109,957
Stock options granted	-	69	-	-	-	69
Common shares redeemed	(2,916)	(31,931)	-	-	-	(31,931)
Net income	-	-	-	-	54,113	54,113
Cash distributions declared and paid to shareholders ($.88 per share)	-	-	-	-	(77,997)	(77,997)

Balance at December 31, 2006	89,773	883,174	240	24	(57,152)	826,046

Net proceeds from the sale of common shares	3,028	33,309	-	-	-	33,309
Stock options granted	-	68	-	-	-	68
Common shares redeemed	(2,521)	(27,673)	-	-	-	(27,673)
Net income	-	-	-	-	63,328	63,328
Cash distributions declared and paid to shareholders ($.88 per share)	-	-	-	-	(78,834)	(78,834)

Balance at December 31, 2007	90,280	888,878	240	24	(72,658)	816,244

Net proceeds from the sale of common shares	3,237	35,609	-	-	-	35,609
Stock options granted	-	57	-	-	-	57
Common shares redeemed	(1,755)	(19,284)	-	-	-	(19,284)
Net income	-	-	-	-	58,502	58,502
Cash distributions declared and paid to shareholders ($.90 per share)	-	-	-	-	(81,746)	(81,746)

Balance at December 31, 2008	91,762	$905,260	240	$24	$(95,902)	$809,382

See notes to consolidated financial statements.

Apple REIT Six, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006

Cash flow provided by operating activities:
Net income	$58,502	$63,328	$54,113

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	30,918	27,694	25,529
Amortization of deferred financing costs and fair value adjustments	(223)	(407)	(418)
Stock option expense	57	68	69
Changes in operating assets and liabilities, net of amounts acquired/assumed:
Due from third party manager	1,051	93	(1,132)
Other assets	435	(341)	142
Other liabilities	(1,993)	(587)	3,060
Net cash provided by operating activities	88,747	89,848	81,363

Cash flow from investing activities:
Cash paid in acquisition of hotels	(18,159)	-	(37,180)
Acquisition of other assets	(325)	(7,647)	(9,181)
Capital improvements	(14,950)	(7,988)	(15,714)
Net (increase) decrease in cash restricted for property improvements	(189)	(842)	309
Other investing activities, net	389	850	-
Net cash used in investing activities	(33,234)	(15,627)	(61,766)

Cash flow from financing activities:
Net payments on unsecured note payable	-	-	(28,000)
Payment of financing costs	(225)	-	(101)
Repayment of secured notes payable	(22,193)	(1,445)	(1,313)
Minority interest contributions	-	7,523	-
Net proceeds from issuance of common stock	35,609	33,309	109,957
Redemptions of common stock	(19,284)	(27,673)	(31,931)
Cash distributions paid to shareholders	(81,746)	(78,834)	(77,997)
Net cash used in financing activities	(87,839)	(67,120)	(29,385)

Increase (decrease) in cash and cash equivalents	(32,326)	7,101	(9,788)

Cash and cash equivalents, beginning of period	33,261	26,160	35,948

Cash and cash equivalents, end of period	$935	$33,261	$26,160

Supplemental information:
Interest paid	$3,044	$3,774	$4,037

Non-cash transactions:
Notes payable assumed in acquisitions	$-	$-	$6,663

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

Investment in Hotels and Related Depreciation

     The hotels are stated at cost, net of depreciation, and include real estate brokerage commissions paid to Apple Six Realty Group, Inc. (“ASRG”), a related party 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Repair and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements are capitalized. Depreciation is computed using the straight-line method over estimated useful lives of the assets, which are 39 years for buildings, ten years for major improvements and three to seven years for furniture and equipment.

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

Comprehensive Income

     The Company recorded no comprehensive income other than net income for the years ended December 31, 2008, 2007 and 2006.

Earnings Per Common Share

     Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per common share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. There were no shares with a dilutive effect for the years ended December 31, 2008, 2007 and 2006. As a result, basic and dilutive outstanding shares were the same. Series B convertible preferred shares are not included in earnings per common share calculations until such time the Series B convertible preferred shares are converted to common shares (see Note 5).

Federal Income Taxes

     The Company is operated as, and has elected to be taxed as, a REIT under Sections 856 to 860 of the Internal Revenue Code. Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the estimated useful lives used to compute depreciation. The characterization of 2008 distributions of $0.90 per common share for tax purposes was 85% ordinary income and 15% return of capital, 2007 distributions of $0.88 per common share for tax purposes was 90% ordinary income and 10% return of capital, and 2006 distributions of $0.88 per common share for tax purposes was 82% ordinary income and 18% return of capital (unaudited).

     The Lessee, as a taxable REIT subsidiary of the Company, is subject to federal and state income taxes. The taxable REIT subsidiary incurred a loss for the years ended December 31, 2008, 2007 and 2006, and therefore did not have any federal tax expense. No operating loss benefit has been recorded in the consolidated balance sheet since realization is uncertain. Total net operating loss carry forward for federal income tax purposes was approximately $28.0 million as of December, 31, 2008. The net operating losses expire beginning in 2024. There are no material differences between the book and tax basis of the Company’s assets.

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

     In February 2007, FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. SFAS 159 was effective for the Company beginning January 1, 2008. The Company has elected not to use the fair value measurement provisions of SFAS 159 and therefore, adoption of this standard did not have an impact on the financial statements.

Recently Issued Accounting Pronouncements

     In December 2007, the FASB issued FASB Statement No. 141R, Business Combinations (“SFAS 141R”). This statement revises SFAS 141, Business Combinations, by requiring an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This method replaces the cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. A significant change included in SFAS 141R is the requirement that costs incurred to effect an acquisition, as well as restructuring costs resulting from an acquisition, must be accounted for separately as expenses. These costs were previously capitalized as part of the cost of the acquisition. Another significant change is the requirement that pre-acquisition contingencies be recognized at fair value as of the date of acquisition if it is more likely than not that they will meet the definition of an asset or liability. Statement 141R will be adopted by the Company in the first quarter of 2009. The adoption of the statement is not anticipated to have a material impact on the Company’s results of operations or financial position, as the Company does not anticipate the acquisition of any significant businesses after the effective date.

     In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The Statement also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS 160 will be adopted by the Company in the first quarter of 2009. The adoption of the statement is not anticipated to have a material impact on the Company’s results of operations or financial position.

     In March 2008, FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS 133. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not currently have any instruments that qualify within the scope of SFAS 133, and therefore the adoption of this statement is not anticipated to have a material impact on the Company’s financial statements.

Note 2

Investments in Real Estate

     As of December 31, 2008, the Company owned 68 hotels consisting of the following: fourteen Hilton Garden Inn hotels, ten Residence Inn hotels, ten Courtyard hotels, eight SpringHill Suites hotels, six Homewood Suites hotels, six TownePlace Suites hotels, five Fairfield Inn hotels, four Hampton Inn hotels, three Hampton Inn & Suites hotels and two Marriott hotels. The hotels are located in various states and, in aggregate, consist of 7,897 rooms.

Investment in hotels consisted of the following (in thousands):

	December 31, 2008	December 31, 2007
Land	$109,621	$107,163
Building and Improvements	748,729	728,005
Furniture, Fixtures and Equipment	59,118	49,992
	917,468	885,160
Less Accumulated Depreciation	(94,005)	(64,692)
Investment in Real Estate, net	$823,463	$820,468

     The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Ft. Worth	Texas	SpringHill Suites	Marriott	5/28/04	145	$13,340
Myrtle Beach	South Carolina	Courtyard	Marriott	6/8/04	135	9,200
Redmond	Washington	Marriott	Marriott	7/7/04	262	64,000
Anchorage	Alaska	Hilton Garden Inn	Stonebridge	10/12/04	125	18,900
Anchorage	Alaska	Homewood Suites	Stonebridge	10/12/04	122	13,200
Arcadia	California	Hilton Garden Inn	Stonebridge	10/12/04	124	12,000
Arcadia	California	SpringHill Suites	Stonebridge	10/12/04	86	8,100
Glendale	Colorado	Hampton Inn & Suites	Stonebridge	10/12/04	133	14,700
Lakewood	Colorado	Hampton Inn	Stonebridge	10/12/04	170	10,600
Lake Forest	California	Hilton Garden Inn	Stonebridge	10/12/04	103	11,400
Phoenix	Arizona	Hampton Inn	Stonebridge	10/12/04	99	6,700
Anchorage	Alaska	Hampton Inn	Stonebridge	3/14/05	101	11,500
Bakersfield	California	Hilton Garden Inn	Hilton	3/18/05	120	11,500
Tallahassee	Florida	Hilton Garden Inn	Hilton	3/18/05	99	10,850
Lake Mary	Florida	Courtyard	LBA	3/18/05	86	6,000
Foothill Ranch	California	Hampton Inn	Stonebridge	4/21/05	84	7,400
Ft. Worth	Texas	Residence Inn	Western	5/6/05	149	17,000
Boulder	Colorado	Marriott	WLS	5/9/05	157	30,000
Ft. Worth	Texas	Homewood Suites	Hilton	5/24/05	137	9,097
Nashville	Tennessee	Homewood Suites	Hilton	5/24/05	121	8,103
Albany	Georgia	Courtyard	LBA	6/24/05	84	8,597
Lakeland	Florida	Residence Inn	LBA	6/24/05	78	9,886
Huntsville	Alabama	Residence Inn	LBA	6/24/05	78	8,288
Dothan	Alabama	Hampton Inn & Suites	LBA	6/24/05	85	8,673
Columbus	Georgia	Residence Inn	LBA	6/24/05	78	7,888
Las Colinas	Texas	TownePlace Suites	Western	6/30/05	136	7,178
Arlington	Texas	TownePlace Suites	Western	6/30/05	95	7,148
Arlington	Texas	SpringHill Suites	Western	6/30/05	122	7,486
Tempe	Arizona	TownePlace Suites	Western	6/30/05	119	8,128
Tempe	Arizona	SpringHill Suites	Western	6/30/05	121	8,060
Wallingford	Connecticut	Homewood Suites	WLS	7/8/05	104	12,780
McAllen	Texas	Hilton Garden Inn	Western	7/19/05	104	9,000
Pensacola	Florida	Hampton Inn & Suites	LBA	7/21/05	85	9,279
Rocky Hill	Connecticut	Residence Inn	WLS	8/1/05	96	12,070
Dothan	Alabama	Courtyard	LBA	8/11/05	78	8,016
Somerset	New Jersey	Homewood Suites	WLS	8/17/05	123	17,750
Birmingham	Alabama	Fairfield Inn	LBA	8/25/05	63	2,176
Tuscaloosa	Alabama	Courtyard	LBA	8/25/05	78	7,551
Tuscaloosa	Alabama	Fairfield Inn	LBA	8/25/05	63	3,982
Pensacola	Florida	Courtyard	LBA	8/25/05	90	11,369
Pensacola	Florida	Fairfield Inn	LBA	8/25/05	63	4,858
Pittsburgh	Pennsylvania	Residence Inn	WLS	9/2/05	156	11,000
Laredo	Texas	Residence Inn	Western	9/12/05	109	11,445
Mt. Olive	New Jersey	Residence Inn	WLS	9/15/05	123	12,070
Saratoga Springs	New York	Hilton Garden Inn	WLS	9/29/05	112	17,750
Huntsville	Alabama	Fairfield Inn	LBA	9/30/05	79	4,954
Savannah	Georgia	SpringHill Suites	LBA	9/30/05	79	5,407
Montgomery	Alabama	SpringHill Suites	LBA	9/30/05	79	6,835
Valdosta	Georgia	Courtyard	LBA	10/3/05	84	8,284
Farmington	Connecticut	Courtyard	WLS	10/20/05	119	16,330
Orange Park	Florida	Fairfield Inn	LBA	11/8/05	83	7,221
Folsom	California	Hilton Garden Inn	Inn Ventures	11/30/05	100	18,028
Milpitas	California	Hilton Garden Inn	Inn Ventures	11/30/05	161	18,600
Roseville	California	Hilton Garden Inn	Inn Ventures	11/30/05	131	20,759
Renton	Washington	Hilton Garden Inn	Inn Ventures	11/30/05	150	16,096
Laredo	Texas	Homewood Suites	Western	11/30/05	106	10,500
Dallas	Texas	SpringHill Suites	Western	12/9/05	147	19,500
Hillsboro	Oregon	TownePlace Suites	Inn Ventures	12/19/05	136	11,500
Kent	Washington	TownePlace Suites	Inn Ventures	12/19/05	152	12,000
Mukilteo	Washington	TownePlace Suites	Inn Ventures	12/19/05	128	12,000
Portland	Oregon	Residence Inn	Inn Ventures	12/19/05	258	42,000
Fredericksburg	Virginia	Hilton Garden Inn	Hilton	12/20/05	148	16,600
San Francisco	California	Hilton Garden Inn	Inn Ventures	1/30/06	169	12,266
Clearwater	Florida	SpringHill Suites	LBA	2/17/06	79	6,923
Hillsboro	Oregon	Residence Inn	Inn Ventures	3/9/06	122	15,500
Hillsboro	Oregon	Courtyard	Inn Ventures	3/9/06	155	11,000
Panama City	Florida	Courtyard	LBA	4/26/06	84	9,245
Roanoke Rapids	North Carolina	Hilton Garden Inn	Newport	3/10/08	147	17,764
				Total	7,897	$845,330

     The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries under master hotel lease agreements. The Company also used the proceeds of its offering to pay 2% of the gross purchase price for these hotels, which equals approximately $16.9 million, as a commission to ASRG.

No goodwill or intangible assets were recorded in connection with any of the acquisitions.

Note 3

Other Assets

     The Company, through a jointly-owned subsidiary, Apple Air Holding, LLC, owns two Lear 40 jets used primarily for renovation and asset management purposes. The total purchase price for the aircraft, purchased in January 2006 and December 2007, was approximately $16.0 million. Apple Air Holding, LLC is jointly owned by the Company and Apple REIT Seven, Inc. (“Apple Seven”). Apple Seven’s ownership interest is accounted for as a minority interest and is included in other liabilities on the Company’s consolidated balance sheets, with balances of $6.6 and $7.5 million at December 31, 2008 and 2007. The aircraft are also leased to affiliates of the Company at market rates. In 2008, revenues from affiliates totaling $1.5 million are included in reimbursed expenses on the Company’s consolidated statement of operations. The aircraft are depreciated on a straight-line basis over a useful life of ten years. For the years ended December 31, 2008, 2007 and 2006, the Company recorded depreciation expense in the amount of approximately $1.6, $0.9 and $0.8 million on the two aircraft.

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

     In March 2008, the Company entered into a $20 million unsecured line of credit with a commercial bank. The applicable interest rate is equal to LIBOR (the London Interbank Offered Rate) plus 2%. LIBOR was 0.4% at December 31, 2008. Interest payments are due monthly. The principal must be paid by the maturity date of March 2011, and may be prepaid without penalty. At December 31, 2008, the credit line had no outstanding principal balance.

     The Company also assumed approximately $54.1 million of debt secured by a first mortgage on 14 of its properties. In 2008, the Company paid and extinguished seven of these mortgages. The following table summarizes the hotel, interest rate, maturity date and the principal amount assumed associated with each mortgage. All dollar amounts are in thousands.

Location	Brand	Rate	Maturity Date	Principal Assumed	Outstanding balance as of Dec. 31, 2008	Outstanding balance as of Dec. 31, 2007
Glendale, CO	Hampton Inn & Suites	6.93%	1/01/13	$6,603	$5,732	$5,964
Anchorage, AK	Hampton Inn	7.75%	4/01/09	5,531	-	4,903
Foothill Ranch, CA	Hampton Inn	8.06%	8/01/11	4,502	4,195	4,287
Dothan, AL	Courtyard	7.35%	4/01/08	3,244	-	3,034
Birmingham, AL	Fairfield Inn	7.35%	5/01/08	2,086	-	1,952
Tuscaloosa, AL	Courtyard	7.30%	5/01/08	3,388	-	3,169
Tuscaloosa, AL	Fairfield Inn	7.30%	5/01/08	1,690	-	1,580
Pensacola, FL	Courtyard	7.35%	5/01/08	4,557	-	4,264
Pensacola, FL	Fairfield Inn	7.35%	5/01/08	2,734	-	2,559
Huntsville, AL	Fairfield Inn	6.80%	1/11/13	3,028	2,831	2,896
Savannah, GA	SpringHill Suites	6.80%	1/11/13	3,066	2,866	2,933
Montgomery, AL	SpringHill Suites	6.80%	1/11/13	3,785	3,538	3,620
Orange Park, FL	Fairfield Inn	8.52%	2/11/11	3,193	3,006	3,071
Hillsboro, OR	Courtyard	6.40%	12/11/14	6,663	6,325	6,454
			Total	$54,070	$28,493	$50,686

     The aggregate amounts of principal payable under the Company’s promissory notes, for the five years subsequent to December 31, 2008 are as follows (in thousands):

Total
2009	$791
2010	850
2011	7,546
2012	756
2013	13,022
Thereafter	5,528
28,493
Fair Value Adjustment of Assumed Debt	604
Total	$29,097

     Fair value adjustments were recorded in connection with the assumption of the above market rate debt in connection with the hotel acquisitions. These premiums are amortized into interest expense over the remaining term of the related indebtedness using the effective interest rate method. The effective rates range from 5.71% to 6.11%. The total adjustment was $2.3 million and the unamortized balances at December 31, 2008 and 2007 were $0.6 million and $1.0 million, respectively. The fair value of the Company’s outstanding debt at December 31, 2008 was approximately $31.2 million.

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

     The Company has issued 240,000 Series B convertible preferred shares to Glade M. Knight, Chairman and Chief Executive Officer of the Company, in exchange for the payment by him of $0.10 per Series B convertible preferred share, or an aggregate of $24,000. The Series B convertible preferred shares are convertible into common shares pursuant to the formula and on the terms and conditions set forth below.

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

     Expense related to issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. If a conversion event had occurred at December 31, 2008, expense would have ranged from $0 to $63.8 million (assumes $11 per Unit fair market value), which represents approximately 5.8 million shares of common stock.

     In July 2005, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually paid for the Unit; or (2) $11.00 per Unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As of December 31, 2008, the Company has redeemed 7.6 million Units in the amount of $83.6 million under the program, including 1.8 million Units for $19.3 million redeemed in 2008 and 2.5 million Units in the amount of $27.7 million redeemed in 2007.

     In February 2006, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. As of December 31, 2008, approximately 8.3 million Units, representing $90.9 million in proceeds to the Company, have been issued under the plan, including 3.2 million Units representing $35.6 million issued in 2008 and 3.0 million Units representing $33.3 million issued in 2007.

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

Note 6

Stock Incentive Plans

     On January 20, 2004, the Board of Directors approved a Non-Employee Directors Stock Option Plan (the “Directors Plan”) whereby directors, who are not employees of the Company or affiliates, automatically receive the option to purchase Units. Under the Directors Plan, the number of Units authorized for issuance is equal to 45,000 plus 1.8% of the number of Units sold in excess of the minimum offering of 4,761,905 Units. This plan currently relates to the initial public offering of 91,125,541 Units. Therefore, the maximum number of Units authorized under the Directors Plan is currently 1,599,545 based on the number of shares issued as of December 31, 2008.

     On January 20, 2004, the Board of Directors approved an Incentive Stock Option Plan (the “Incentive Plan”) whereby incentive awards may be granted to certain employees of the Company or affiliates. Under the Incentive Plan, the number of Units authorized for issuance is equal to 35,000 plus 4.625% of the number of Units sold in the initial offering in excess of 4,761,905. This plan also currently relates to the initial public offering of 91,125,541 Units. Therefore, the maximum number of Units that can be issued under the Incentive Plan is currently 4,029,318 based on the number of shares issued as of December 31, 2008.

     Both plans generally provide, among other things, that options be granted at exercise prices not lower than the market value of the Units on the date of grant. The options expire 10 years from the date of the grant. During 2008, 2007 and 2006, the Company granted options to purchase 72,548, 71,640 and 71,948 Units, respectively, under the Directors Plan. All of the options issued vested at the date of issuance, and have an exercise price of $11 per Unit. The Company has granted no options under the Incentive Plan. Activity in the Company’s share option plan during 2008, 2007 and 2006 is summarized in the following table:

	2008	2007	2006
Outstanding, beginning of year:	215,812	144,172	72,224
Granted	72,548	71,640	71,948
Exercised	—	—	—
Expired or canceled	—	—	—
Outstanding, end of year:	288,360	215,812	144,172
Exercisable, end of year:	288,360	215,812	144,172
The weighted-average exercise price:	$11.00	$11.00	$11.00

     The Company recorded $57, $68 and $69 thousand of share-based expense for the 73, 72 and 72 thousand options issued during the years ended December 31, 2008, 2007 and 2006.

Note 7

Management and Franchise Agreements

     Each of the Company’s 68 hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies (indicates the number of hotels managed): Marriott International, Inc. (“Marriott”) (3), Stonebridge Realty Advisors, Inc. (“Stonebridge”) (10), Hilton Hotels Corporation (“Hilton”) (5), Western International (“Western”) (10), Larry Blumberg & Associates (“LBA”) (20), White Lodging Services Corporation (“WLS”) (8), Inn Ventures, Inc. (“Inn Ventures”) (11) or Newport Hospitality Group, Inc. (“Newport”) (1). The agreements have remaining terms ranging from 2 to 26 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. During the years ended December 31, 2008, 2007 and 2006 the Company incurred approximately $9.8, $9.9 and $8.7 million in management fees, respectively.

     Stonebridge, Western, LBA, WLS, Inn Ventures and Newport are not affiliated with either Marriott or Hilton, and as a result, the hotels managed by these companies were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for a term of 13 to 20 years. Fees associated with the Hilton agreements generally include the payment of royalty fees and program fees based on room revenues. The Marriott franchise agreements provide for an initial term of 15 to 20 years. Fees associated with the Marriott agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. During the years ended December 31, 2008, 2007 and 2006 the Company incurred approximately $10.5, $10.3 and $9.0 million in franchise fees.

Note 8

Related Parties

     The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

     The Company has a contract with ASRG, a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of December 31, 2008, total payments to ASRG for services under the terms of this contract were $16.9 million, which was capitalized as a part of the purchase price of the hotels. The Company incurred fees totaling approximately $0.4 million in 2008 under this contract.

     The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“ASA”), pursuant to which ASA provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. Until May 2007, ASA utilized Apple Hospitality Two, Inc. to provide these services. From May to October 2007, ASA utilized Apple Fund Management, LLC, a subsidiary of Apple Hospitality Five, Inc. (“AHF”) to provide these services. In October 2007, AHF merged with an unrelated third party and the Company acquired all of AHF’s interest in Apple Fund Management, LLC at no incremental cost to the Company. The advisory fees incurred under the agreement with ASA in 2008, 2007 and 2006 were approximately $2.5, $2.5 and $2.3 million, respectively.

     Effective October 2007, through its wholly-owned subsidiary, Apple Fund Management, LLC, the Company provides support services to ASRG, ASA, Apple Seven Advisors, Inc. (“A7A”), Apple Suites Realty Group, Inc. (“Suites”), Apple REIT Seven, Inc., Apple Eight Advisors, Inc. (“A8A”), Apple REIT Eight, Inc.. Apple Nine Advisors, Inc. (“A9A”) and Apple REIT Nine, Inc. A7A provides day to day advisory and administrative functions for Apple REIT Seven, Inc. A8A provides day to day advisory and administrative functions for Apple REIT Eight, Inc. A9A provides day to day advisory and administrative functions for Apple REIT Nine, Inc. Suites provides real estate brokerage services to Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Each of these companies has agreed to reimburse the Company for its costs in providing these services. For the years ended December 31, 2008 and 2007, the Company received reimbursement of its costs totaling approximately $4.6 and $0.9 million. ASRG, ASA, A7A, Suites, A8A and A9A are 100% owned by Glade Knight, the Company’s Chairman and Chief Executive Officer.

     Including ASRG, Suites, ASA, A7A, A8A and A9A discussed above, Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Seven, Inc. (a hotel REIT), Apple REIT Eight, Inc. (a hotel REIT) and Apple REIT Nine, Inc. (a newly formed company that intends to qualify as a diversified REIT). Mr. Knight was also Chairman and Chief Executive Officer of Apple Hospitality Two, Inc. (a hospitality REIT) until May 2007 and Apple Hospitality Five, Inc. (a hospitality REIT) until October 2007. Members of the Company’s Board of Directors are also on the boards of Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Until May 2007, members of the Company’s Board of Directors were also on the board of Apple Hospitality Two, Inc. and, until October 2007, were on the board of Apple Hospitality Five, Inc.

Note 9

Commitments

     In March 2008, in conjunction with the purchase of the Hilton Garden Inn in Roanoke Rapids, North Carolina, the company purchased the land on which the hotel is located, terminating a ground lease with a remaining term of 49 years and minimum lease payments of $8.4 million. In addition, the Company has ground leases for five of its hotels with remaining terms ranging from 8 to 19 years. The aggregate amounts of minimum lease payments under these agreements for the five years subsequent to December 31, 2008 are as follows (in thousands):

Total
2009	$310
2010	322
2011	326
2012	326
2013	334
Thereafter	2,593
Total	$4,211

Note 10

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

Note 11

Quarterly Financial Data (unaudited)

The following is a summary of quarterly results of operations for the period ended December 31, 2008:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(in thousands except per share data)
Revenues	$64,291	$71,213	$71,610	$57,188
Net income	$13,530	$18,149	$18,228	$8,595
Basic and diluted income per common share	$0.15	$0.20	$0.20	$0.09
Distributions declared and paid per common share	$0.224	$0.226	$0.226	$0.226

The following is a summary of quarterly results of operations for the period ended December 31, 2007:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(in thousands except per share data)
Revenues	$60,179	$67,959	$69,405	$60,391
Net income	$13,781	$18,318	$19,209	$12,020
Basic and diluted income per common share	$0.15	$0.20	$0.21	$0.14
Distributions declared and paid per common share	$0.220	$0.220	$0.220	$0.220

Note 12

Subsequent Events

     In January 2009, the Company declared and paid $6.9 million or $.075 per common share, in a distribution to its common shareholders, of which $2.9 million or 266,705 Units were reinvested under the Company’s Dividend Reinvestment Plan.

     On January 20, 2009, the Company redeemed 1.1 million Units in the amount of $12.3 million under its Unit Redemption Program.

     In February 2009, the Company declared and paid $6.8 million or $.075 per common share, in a distribution to its common shareholders, of which $3.0 million or 268,265 Units were reinvested under the Company’s Dividend Reinvestment Plan.

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

Item 9B.   Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

     The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be set forth in the Company’s 2009 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 10, the 2009 Proxy Statement is incorporated herein by this reference.

Item 11.    Executive Compensation

     The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be set forth in the Company’s 2009 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2009 Proxy Statement is incorporated herein by this reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

     The information required by Items 201(d) and 403 of Regulation S-K will be set forth in the Company’s 2009 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2009 Proxy Statement is incorporated herein by this reference.

Item 13.     Certain Relationships and Related Transactions and Director Independence

     The information required by Items 404 and 407(a) of Regulation S-K will be set forth in the Company’s 2009 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2009 Proxy Statement is incorporated herein by this reference.

Item 14.     Principal Accounting Fees and Services

     This information required by Item 9(e) of Schedule 14A will be set forth in the Company’s 2009 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2009 Proxy Statement is incorporated herein by this reference.

PART IV

Item 15.     Exhibits, Financial Statement Schedules

1. Financial Statements of Apple REIT Six, Inc.

Report of Management on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting—Ernst & Young LLP

Report of Independent Registered Public Accounting Firm—Ernst & Young LLP

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

These financial statements are set forth in Item 8 of this report and are hereby incorporated by reference.

2. Financial Statement Schedules

Schedule III—Real Estate and Accumulated Depreciation (Included at the end of this Part IV of this report.)

Financial statement schedules not listed are either omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits

Incorporated herein by reference are the exhibits listed under “Exhibits Index” to this Report available at www.sec.gov.

SCHEDULE III
Real Estate and Accumulated Depreciation
As of December 31, 2008
(dollars in thousands)

				Initial Cost		Subsequently Capitalized
City	State	Brand	Encumbrances	Land	Bldg./FF&E	Bldg Imp. & FF&E	Total Gross Cost(1)	Acc Deprec	Date of Construction	Date Acquired	Depreciable Life	# of Rooms
Birmingham	Alabama	Fairfield Inn	$-	$354	$2,057	$118	$2,529	$(248)	1995	Aug-05	3 - 39 yrs.	63
Dothan	Alabama	Courtyard	-	1,270	7,142	291	8,703	(832)	1996	Aug-05	3 - 39 yrs.	78
Dothan	Alabama	Hampton Inn & Suites	-	842	8,129	51	9,022	(988)	2004	Jun-05	3 - 39 yrs.	85
Huntsville	Alabama	Fairfield Inn	2,831	506	4,813	135	5,454	(465)	1999	Sep-05	3 - 39 yrs.	79
Huntsville	Alabama	Residence Inn	-	947	7,632	363	8,942	(855)	2002	Jun-05	3 - 39 yrs.	78
Montgomery	Alabama	SpringHill Suites	3,538	963	6,327	176	7,466	(607)	1998	Sep-05	3 - 39 yrs.	79
Tuscaloosa	Alabama	Courtyard	-	-	7,953	282	8,235	(839)	1996	Aug-05	3 - 39 yrs.	78
Tuscaloosa	Alabama	Fairfield Inn	-	-	4,240	156	4,396	(448)	1996	Aug-05	3 - 39 yrs.	63
Anchorage	Alaska	Hampton Inn	-	1,220	10,501	2,031	13,752	(1,812)	1997	Mar-05	3 - 39 yrs.	101
Anchorage	Alaska	Hilton Garden Inn	-	4,230	14,788	407	19,425	(1,936)	2002	Oct-04	3 - 39 yrs.	125
Anchorage	Alaska	Homewood Suites	-	1,803	11,046	89	12,938	(1,644)	2004	Oct-04	3 - 39 yrs.	122
Phoenix	Arizona	Hampton Inn	-	1,425	5,205	811	7,441	(996)	1998	Oct-04	3 - 39 yrs.	99
Tempe	Arizona	SpringHill Suites	-	1,170	7,159	112	8,441	(888)	1998	Jun-05	3 - 39 yrs.	121
Tempe	Arizona	TownePlace Suites	-	1,226	7,169	123	8,518	(882)	1998	Jun-05	3 - 39 yrs.	119
Arcadia	California	Hilton Garden Inn	-	1,718	10,195	2,225	14,138	(1,689)	1999	Oct-04	3 - 39 yrs.	124
Arcadia	California	SpringHill Suites	-	1,633	6,459	806	8,898	(1,147)	1999	Oct-04	3 - 39 yrs.	86
Bakersfield	California	Hilton Garden Inn	-	1,166	10,565	209	11,940	(1,449)	2004	Mar-05	3 - 39 yrs.	120
Folsom	California	Hilton Garden Inn	-	1,521	16,989	1,173	19,683	(1,870)	1999	Nov-05	3 - 39 yrs.	100
Foothill Ranch	California	Hampton Inn	4,195	1,056	6,499	827	8,382	(1,027)	1998	Apr-05	3 - 39 yrs.	84
Lake Forest	California	Hilton Garden Inn	-	1,541	9,425	220	11,186	(1,419)	2004	Oct-04	3 - 39 yrs.	103
Milpitas	California	Hilton Garden Inn	-	2,565	16,534	1,904	21,003	(2,108)	1999	Nov-05	3 - 39 yrs.	161
Roseville	California	Hilton Garden Inn	-	2,362	18,937	1,579	22,878	(2,186)	1999	Nov-05	3 - 39 yrs.	131
San Francisco	California	Hilton Garden Inn	-	2,007	9,545	2,048	13,600	(1,542)	1999	Jan-06	3 - 39 yrs.	169
Boulder	Colorado	Marriott	-	3,066	27,825	2,118	33,009	(3,647)	1997	May-05	3 - 39 yrs.	157
Glendale	Colorado	Hampton Inn & Suites	5,732	3,641	11,221	1,248	16,110	(1,867)	1999	Oct-04	3 - 39 yrs.	133
Lakewood	Colorado	Hampton Inn	-	2,508	8,090	464	11,062	(1,319)	2003	Oct-04	3 - 39 yrs.	170
Farmington	Connecticut	Courtyard	-	1,794	15,434	1	17,229	(1,555)	2005	Oct-05	3 - 39 yrs.	119
Rocky Hill	Connecticut	Residence Inn	-	1,472	11,284	3	12,759	(1,218)	2005	Aug-05	3 - 39 yrs.	96
Wallingford	Connecticut	Homewood Suites	-	1,419	12,072	140	13,631	(1,349)	2005	Jul-05	3 - 39 yrs.	104
Clearwater	Florida	SpringHill Suites	-	-	7,214	-	7,214	(715)	2006	Feb-06	3 - 39 yrs.	79
Lake Mary	Florida	Courtyard	-	690	5,568	1,525	7,783	(897)	1995	Mar-05	3 - 39 yrs.	86
Lakeland	Florida	Residence Inn	-	1,520	8,699	1,227	11,446	(1,088)	2001	Jun-05	3 - 39 yrs.	78
Orange Park	Florida	Fairfield Inn	3,006	855	6,979	177	8,011	(629)	1998	Nov-05	3 - 39 yrs.	83
Panama City	Florida	Courtyard	-	1,407	8,217	45	9,669	(788)	2006	Mar-06	3 - 39 yrs.	84
Pensacola	Florida	Courtyard	-	1,186	10,728	353	12,267	(1,105)	1997	Aug-05	3 - 39 yrs.	90

SCHEDULE III
Real Estate and Accumulated Depreciation (continued)
As of December 31, 2008
(dollars in thousands)

				Initial Cost		Subsequently Capitalized
City	State	Brand	Encumbrances	Land	Bldg./FF&E	Bldg Imp. & FF&E	Total Gross Cost(1)	Acc Deprec	Date of Construction	Date Acquired	Depreciable Life	# of Rooms
Pensacola	Florida	Fairfield Inn	-	470	4,703	152	5,325	(477)	1995	Aug-05	3 - 39 yrs.	63
Pensacola	Florida	Hampton Inn & Suites	-	1,248	8,354	7	9,609	(1,015)	2005	Jul-05	3 - 39 yrs.	85
Tallahassee	Florida	Hilton Garden Inn	-	1,103	10,130	678	11,911	(1,307)	1997	Mar-05	3 - 39 yrs.	99
Albany	Georgia	Courtyard	-	1,253	7,658	73	8,984	(938)	2004	Jun-05	3 - 39 yrs.	84
Columbus	Georgia	Residence Inn	-	-	8,184	94	8,278	(946)	2003	Jun-05	3 - 39 yrs.	78
Savannah	Georgia	SpringHill Suites	2,866	693	5,099	165	5,957	(486)	1999	Sep-05	3 - 39 yrs.	79
Valdosta	Georgia	Courtyard	-	1,036	7,529	199	8,764	(810)	2002	Oct-05	3 - 39 yrs.	84
Mt. Olive	New Jersey	Residence Inn	-	1,410	11,331	22	12,763	(1,258)	2005	Sep-05	3 - 39 yrs.	123
Somerset	New Jersey	Homewood Suites	-	1,813	16,801	120	18,734	(1,781)	2005	Aug-05	3 - 39 yrs.	123
Saratoga Springs	New York	Hilton Garden Inn	-	2,399	15,885	1,441	19,725	(1,618)	1999	Sep-05	3 - 39 yrs.	112
Roanoke Rapids	North Carolina	Hilton Garden Inn	-	2,458	15,713	-	18,171	(469)	2008	Mar-08	3 - 39 yrs.	147
Hillsboro	Oregon	Courtyard	6,325	1,879	9,484	118	11,481	(846)	1996	Mar-06	3 - 39 yrs.	155
Hillsboro	Oregon	Residence Inn	-	2,665	13,295	196	16,156	(1,272)	1994	Mar-06	3 - 39 yrs.	122
Hillsboro	Oregon	TownePlace Suites	-	2,150	9,715	1,223	13,088	(1,147)	1999	Dec-05	3 - 39 yrs.	136
Portland	Oregon	Residence Inn	-	4,400	38,687	3,205	46,292	(3,931)	2001	Dec-05	3 - 39 yrs.	258
Pittsburgh	Pennsylvania	Residence Inn	-	1,161	10,267	1,573	13,001	(1,468)	1998	Sep-05	3 - 39 yrs.	156
Myrtle Beach	South Carolina	Courtyard	-	1,857	7,631	1,036	10,524	(1,510)	1999	Jun-04	3 - 39 yrs.	135
Nashville	Tennessee	Homewood Suites	-	1,170	7,177	514	8,861	(1,041)	1999	May-05	3 - 39 yrs.	121
Arlington	Texas	SpringHill Suites	-	1,122	6,649	80	7,851	(833)	1998	Jun-05	3 - 39 yrs.	122
Arlington	Texas	TownePlace Suites	-	1,033	6,373	129	7,535	(775)	1999	Jun-05	3 - 39 yrs.	95
Dallas	Texas	SpringHill Suites	-	1,372	18,737	464	20,573	(1,967)	1997	Dec-05	3 - 39 yrs.	147
Fort Worth	Texas	Homewood Suites	-	1,152	8,210	1,017	10,379	(1,216)	1999	May-05	3 - 39 yrs.	137
Fort Worth	Texas	Residence Inn	-	1,873	15,586	16	17,475	(1,855)	2005	May-05	3 - 39 yrs.	149
Fort Worth	Texas	SpringHill Suites	-	2,125	11,619	53	13,797	(1,754)	2004	May-04	3 - 39 yrs.	145
Laredo	Texas	Homewood Suites	-	1,118	9,781	48	10,947	(1,067)	2005	Nov-05	3 - 39 yrs.	106
Laredo	Texas	Residence Inn	-	902	10,969	19	11,890	(1,229)	2005	Sep-05	3 - 39 yrs.	109
Las Colinas	Texas	TownePlace Suites	-	1,205	6,256	110	7,571	(835)	1998	Jun-05	3 - 39 yrs.	136
McAllen	Texas	Hilton Garden Inn	-	1,178	8,143	622	9,943	(1,016)	2000	Jul-05	3 - 39 yrs.	104
Fredericksburg	Virginia	Hilton Garden Inn	-	1,822	15,362	93	17,277	(1,602)	2005	Dec-05	3 - 39 yrs.	148
Richmond	Virginia	Corporate Office	-	381	1,038	3,565	4,984	(1,073)	1893	Jun-04	3 - 39 yrs.	N/A
Kent	Washington	TownePlace Suites	-	1,841	10,721	1,377	13,939	(1,278)	1999	Dec-05	3 - 39 yrs.	152
Mukilteo	Washington	TownePlace Suites	-	1,505	11,055	1,199	13,759	(1,238)	1999	Dec-05	3 - 39 yrs.	128
Redmond	Washington	Marriott	-	9,504	56,168	1,026	66,698	(7,950)	2004	Jul-04	3 - 39 yrs.	262
Renton	Washington	Hilton Garden Inn	-	1,277	14,674	1,858	17,809	(1,943)	1998	Nov-05	3 - 39 yrs.	150
Deposits on Construction in Progress			-	-	-	257	257	-
			$28,493	$109,658	$761,624	$46,186	$917,468	$(94,005)				7,897

	2008	2007	2006		2008	2007	2006
Real estate owned:				Accumulated depreciation:
Balance as of January 1	$885,160	$874,834	$803,417	Balance as of January 1	$64,692	$37,928	$13,247
Acquisitions	18,171	-	54,840	Depreciation expense	29,313	26,782	24,681
Improvements	14,137	10,360	16,577	Disposals	-	(18)	-
Disposals	-	(34)	-
Balance at December 31	$917,468	$885,160	$874,834	Balance at December 31	$94,005	$64,692	$37,928

(1) The cost basis for Federal Income Tax purposes approximates the basis used in this schedule.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE REIT SIX, INC.

By:	/s/ GLADE M. KNIGHT	Date: March 3, 2009
Glade M. Knight, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: March 3, 2009
Bryan Peery, Chief Financial Officer (Principal Financial and Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ GLADE M. KNIGHT	Date: March 3, 2009
Glade M. Knight, Director

By:	/s/ LISA B. KERN	Date: March 3, 2009
Lisa B. Kern, Director

By:	/s/ BRUCE H. MATSON	Date: March 3, 2009
Bruce H. Matson, Director

By:	/s/ MICHAEL S. WATERS	Date: March 3, 2009
Michael S. Waters, Director

By:	/s/ ROBERT M. WILY	Date: March 3, 2009
Robert M. Wily, Director

EXHIBIT INDEX

Exhibit Number	Description
2.1	Master Purchase Agreement between Apple Six Hospitality Ownership, Inc. and the parties named therein dated
June 14, 2005 (Incorporated by reference to Exhibit 2.1 to the registrant’s quarterly report on Form 10-Q (SEC
File No 333-1112169) filed August 4, 2005)

2.2	Purchase Contract between Sunbelt Hotels—Florida II, L.L.C. and Apple Six Hospitality Ownership, Inc. dated
June 14, 2005 (Incorporated by reference to Exhibit 2.2 to the registrant’s quarterly report on Form 10-Q (SEC
File No 333-1112169) filed August 4, 2005)

2.3	Purchase Contract between Sunbelt Hotel Enterprises, Inc. and Apple Six Hospitality Ownership, Inc. dated June
14, 2005 (Incorporated by reference to Exhibit 2.3 to the registrant’s quarterly report on Form 10-Q (SEC File
No 333-1112169) filed August 4, 2005)

2.4	Schedule of information for two additional and substantially identical purchase contracts dated June 14, 2005
(substantially identical to Exhibit 2.2 above) (Incorporated by reference to Exhibit 2.4 to the registrant’s quarterly report on Form 10-Q (SEC File No 333-1112169) filed August 4, 2005)

2.5	Schedule of information for twelve additional and substantially identical purchase contracts dated June 14, 2005
(substantially identical to Exhibit 2.3 above) (Incorporated by reference to Exhibit 2.5 to the registrant’s quarterly report on Form 10-Q (SEC File No 333-1112169) filed August 4, 2005)

2.6	Purchase Contract between McHot Property, L.P. and Apple Six Hospitality Texas, L.P. dated June 21, 2005
(Incorporated by reference to Exhibit 2.6 to the registrant’s quarterly report on Form 10-Q (SEC File No 333-
1112169) filed August 4, 2005)

2.7	Purchase Contract between BMC Hotel Property, Ltd. and Apple Six Hospitality Texas, L.P. dated June 21,
2005 (Incorporated by reference to Exhibit 2.7 to the registrant’s quarterly report on Form 10-Q (SEC File No
333-1112169) filed August 4, 2005)

2.8	Purchase Contract between Temfield Hotel Property, L.P. and Apple Six Hospitality Ownership, Inc. dated June
21, 2005 (Incorporated by reference to Exhibit 2.8 to the registrant’s quarterly report on Form 10-Q (SEC File
No 333-1112169) filed August 4, 2005)

2.9	Schedule of information for four additional and substantially identical purchase contracts dated June 21, 2005
(substantially identical to Exhibit 2.8 above) (Incorporated by reference to Exhibit 2.9 to the registrant’s quarterly report on Form 10-Q (SEC File No 333-1112169) filed August 4, 2005)

2.10	Purchase and Sale Agreement among Folsom Garden Hotel Company, LLC, Milpitas Garden Hotel Company,
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
(Incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q (SEC File NO. 333-
112169) filed May 13, 2004)

10.12	Apple REIT Six, Inc. 2004 Incentive Plan (Incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q (SEC File No. 333-112169) filed May 13, 2004) *

10.13	Apple REIT Six, Inc. 2004 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit
10.4 to the registrant’s quarterly report on Form 10-Q (SEC File No. 333-112169) filed May 13, 2004) *

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
Six Hospitality Management, Inc. and Apple Six Hospitality, Inc. regarding the Redmond, Washington hotel
(Incorporated by reference to Exhibit 10.7 to the Post-Effective Amendment No. 2 to the Registrant’s
Registration Statement on Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

10.17	Owner Agreement dated as of July 6, 2004, but effective as of June 12, 2004, among Apple Six Hospitality
Management, Inc., Apple Six Hospitality, Inc. and Marriott International, Inc. (Incorporated by reference to
Exhibit 10.8 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11
(SEC File No. 333-112169) filed on July 29, 2004)

10.18	Schedule of information for eight additional and substantially identical Hotel Lease Agreements dated as of
October 12, 2004 regarding eight hotels (substantially identical to Exhibit 10.9 immediately above).
(Incorporated by reference to Exhibit 10.14 to the Post-Effective Amendment No. 3 to the Registrant’s
Registration Statement on Form S-11 (SEC File No. 333-112169) filed on October 29, 2004)

10.19	Executive Severance Plan dated October 16, 2008. (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q (SEC File No. 333-112169) filed November 3, 2008) *

10.20	Severance Plan dated October 16, 2008. (Incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q (SEC File No. 333-112169) filed November 3, 2008) *

21.1	Subsidiaries of Apple REIT Six, Inc. (FILED HEREWITH)

23.1	Consent of Ernst & Young LLP (FILED HEREWITH)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of
2002 (FILED HEREWITH)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Action of
2002 (FILED HEREWITH)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.
Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

* Denotes compensation plan.