Form 10-Q
period 2009-03-31
APPLE REIT SIX INC
filed 2009-05-05
CIK 1277151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter that the registrant was required to file such reports), and (2) has been subject to such filing requirements the past 90 days. Yes x No ¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ¨ No ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ¨	Accelerated filer ¨	Non-accelerated filer x (Do not check if a smaller reporting company)	Smaller reporting company ¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ¨ No x

Number of registrant’s common shares outstanding as of May 1, 2009: 90,770,767

APPLE REIT SIX, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION		Page Number

Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets - March 31, 2009 and December 31, 2008	3
	Consolidated Statements of Operations - Three months ended March 31, 2009 and Three months ended March 31, 2008	4
	Consolidated Statements of Cash Flows - Three months ended March 31, 2009 and Three months ended March 31, 2008	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings (not applicable)
Item 1A.	Risk Factors (not applicable)
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities (not applicable)
Item 4.	Submission of Matters to a Vote of Security Holders(not applicable)
Item 5.	Other Information (not applicable)
Item 6.	Exhibits	20

Signatures		21

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

Apple REIT Six, Inc.
Consolidated Balance Sheets
(unaudited)
(in thousands, except share data)

	March 31, 2009	December 31, 2008

ASSETS
Investment in real estate, net of accumulated depreciation of $101,659 and $94,005, respectively	$820,491	$823,463
Cash and cash equivalents	-	935
Restricted cash-furniture, fixtures and other escrows	3,817	3,872
Due from third party manager, net	10,510	7,804
Other assets, net	3,716	13,709

TOTAL ASSETS	$838,534	$849,783

LIABILITIES
Notes payable	$41,347	$29,097
Other liabilities	4,045	11,304

TOTAL LIABILITIES	45,392	40,401

SHAREHOLDERS' EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	-	-
Series A preferred stock, no par value, authorized 200,000,000 shares; issued and outstanding 91,449,600 and 91,761,828 shares, respectively	-	-
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 and 240,000 shares, respectively	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 91,449,600 and 91,761,828 shares, respectively	901,843	905,260
Distributions greater than net income	(108,725)	(95,902)

TOTAL SHAREHOLDERS' EQUITY	793,142	809,382

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$838,534	$849,783

See notes to consolidated financial statements.

Apple REIT Six, Inc.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three months ended March 31, 2009	Three months ended March 31, 2008

Revenues:
Room revenue	$47,861	$58,120
Other revenue	3,711	5,077
Reimbursed expenses	1,310	1,094
Total revenue	52,882	64,291

Expenses:
Operating expense	13,526	16,228
Hotel administrative expense	4,672	5,374
Sales and marketing	4,197	4,780
Utilities	2,497	2,490
Repair and maintenance	2,504	2,892
Franchise fees	2,129	2,495
Management fees	1,798	2,758
Taxes, insurance and other	3,419	3,517
Reimbursed expenses	1,310	1,094
General and administrative	1,169	1,361
Depreciation expense	7,653	7,483
Total expenses	44,874	50,472

Operating income	8,008	13,819
Interest expense, net	(246)	(289)

Net income	$7,762	$13,530

Basic and diluted net income per common share	$0.09	$0.15

Weighted average common shares outstanding - basic and diluted	91,288	90,368

Distributions declared per common share	$0.226	$0.224

See notes to consolidated financial statements.

Apple REIT Six, Inc.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three months ended March 31, 2009	Three months ended March 31, 2008

Cash flow provided by operating activities:
Net income	$7,762	$13,530
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	7,653	7,483
Amortization of deferred financing costs and fair value adjustments	(17)	(100)
Changes in operating assets and liabilities, net of amounts acquired/assumed:
Due from third party manager	(2,706)	(4,478)
Other assets	159	(536)
Other liabilities	(222)	(822)
Net cash provided by operating activities	12,629	15,077

Cash flow used in investing activities:
Cash paid in acquisition of hotel	-	(18,159)
Acquisition of other assets	-	(325)
Capital improvements	(5,162)	(5,595)
Redemption of investment interest in non-hotel assets	3,240	-
Net decrease (increase) in cash restricted for property improvements	58	(94)
Other investing activities, net	-	389
Net cash used in investing activities	(1,864)	(23,784)

Cash flow used in financing activities:
Net proceeds from line of credit	12,500
Repayment of secured notes payable	(198)	(380)
Net proceeds from issuance of common stock	8,861	8,756
Redemptions of common stock	(12,278)	(4,336)
Cash distributions paid to shareholders	(20,585)	(20,193)
Net cash used in financing activities	(11,700)	(16,153)

Decrease in cash and cash equivalents	(935)	(24,860)

Cash and cash equivalents, beginning of period	935	33,261

Cash and cash equivalents, end of period	$-	$8,401

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financials should be read in conjunction with the Company’s audited financial statements included in its 2008 Annual Report on Form 10-K. Operating results for the period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the period ending December 31, 2009.

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

Earnings per Common Share

     Basic earnings per common share are computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share are calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. There were no potential common shares with a dilutive effect during the three months ended March 31, 2009 or 2008. Series B convertible preferred shares are not included in earnings per common share calculations until such time as the Series B convertible preferred shares are converted to common shares.

Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. In February 2008, the FASB released FASB Staff Position SFAS 157-2 – Effective Date of FASB Statement No. 157, which defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities, except those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date of the statement related to those items not covered by the deferral (all financial assets and liabilities or nonfinancial assets and liabilities recorded at fair value on a recurring basis) is for fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material impact on the Company’s results of operations or financial position.

     In December 2007, the FASB issued FASB Statement No. 141R, Business Combinations (“SFAS 141R”). This statement revises SFAS 141, Business Combinations, by requiring an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This method replaces the cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. A significant change included in SFAS 141R is the requirement that costs incurred to effect an acquisition, as well as restructuring costs resulting from an acquisition, must be accounted for separately as expenses. These costs were previously capitalized as part of the cost of the acquisition. Another significant change is the requirement that pre-acquisition contingencies be recognized at fair value as of the date of acquisition if it is more likely than not that they will meet the definition of an asset or liability. Statement 141R was adopted by the Company in the first quarter of 2009. The adoption of this statement did not have a material impact on the Company’s results of operations or financial position.

     In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The Statement also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS 160 was adopted by the Company in the first quarter of 2009. The adoption of the statement did not have a material impact on the Company’s results of operations or financial position.

     In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS 133. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this statement in the first quarter of 2009 did not have a material impact on the Company’s financial statements.

     In April 2009, FASB issued FASB Staff Position SFAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies (“FSP SFAS No. 141(R) -1”). FSP SFAS No. 141(R)-1 applies to all assets acquired and all liabilities assumed in a business combination that arise from contingencies. FSP SFAS No. 141(R)-1 states that the acquirer will recognize such an asset or liability if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If it cannot be determined during the measurement period, then the asset or liability should be recognized at the acquisition date if the following criteria, consistent with SFAS No. 5, “Accounting for Contingencies,” are met: (1) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date, and (2) the amount of the asset or liability can be reasonably estimated. FSP SFAS No. 141(R)-1 was adopted by the Company in the first quarter of 2009. The adoption of FSP SFAS No. 141(R)-1 did not have a material impact on the Company’s results of operations or financial position.

     In April 2008, FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS No. 142-3”). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). This FSP is intended to improve the consistency between the useful life of an intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset. FSP SFAS No. 142-3 requires an entity to disclose information related to the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP SFAS No. 142-3 was adopted by the Company in the first quarter of 2009. The adoption of FSP SFAS No. 142-3 did not have a material impact on the Company’s results of operations or financial position.

     In November 2008, FASB issued Emerging Issues Task Force (“EITF”) Issue 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”). The intent of EITF 08-6 is to clarify the accounting for certain transactions and impairment considerations related to equity method investments as modified by the provisions of SFAS No. 141(R) and SFAS No. 160. EITF 08-6 was adopted by the Company in the first quarter of 2009. The adoption of EITF 08-6 did not have a material impact on the Company’s results of operations or financial position.

     In April 2009, FASB issued FSP SFAS No. 107-1 and APB Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS No. 107-1 and APB Opinion No. 28-1”). FSP SFAS No. 107-1 and APB Opinion No. 28-1 requires fair value disclosures for financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value. Prior to the issuance of FSP SFAS No. 107-1 and APB Opinion No. 28-1, the fair values of those assets and liabilities were disclosed only once each year. With the issuance of FSP SFAS No. 107-1 and APB Opinion No. 28-1, this information will be required to be disclosed on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Condensed Consolidated Balance Sheets at fair value. FSP SFAS No. 107-1 and APB Opinion No. 28-1 will be effective for interim reporting periods that end after June 15, 2009. Early adoption is permitted for periods ending after March 15, 2009. The adoption of this staff position is not anticipated to have a material impact on the Company’s results of operations or financial position.

     In April 2009, FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP SFAS No. 157-4”). FSP SFAS No. 157-4 clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. FSP SFAS No. 157-4 also reaffirms the objective of fair value measurement, as stated in SFAS No. 157, “Fair Value Measurements,” which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. FSP SFAS No. 157-4 will be applied prospectively and will be effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this staff position is not anticipated to have a material impact on the Company’s results of operations or financial position.

Note 3

Sale of Ownership Interest

     In January 2009, the Company’s ownership interest in Apple Air Holding, LLC (Apple Air), was reduced from 50% to 26% through the redemption of a 24% ownership interest by Apple Air. The Company received approximately $3.2 million for the ownership interest redeemed. No gain or loss from the redemption was recognized by the Company. Due to the reduction in ownership the Company deconsolidated Apple Air and now records its ownership interest of approximately $2.8 million at March 31, 2009 in “Other assets, net”. The Company records its share of income or loss of Apple Air under the equity method of accounting, adjusting its investment accordingly. The other members of Apple Air are Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

Note 4

Line of Credit

     In March 2008, the Company entered into a $20 million unsecured line of credit with a commercial bank. The applicable interest rate is equal to LIBOR (the London Interbank Offered Rate) plus 2%. Interest payments are due monthly. The principal must be paid by the maturity date of March 2011, and may be prepaid without penalty. At March 31, 2009, the credit line had an outstanding principal balance of $12.5 million. At December 31, 2008, the credit line had no outstanding principal balance.

Note 5

Related Parties

     The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

     The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“A6A”), pursuant to which A6A provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, is payable for these services. During the first three months of 2009 and 2008, A6A utilized Apple Fund Management, LLC, a subsidiary of the Company, to provide these services. The advisory fees incurred under the agreement with A6A for the three months ended March 31, 2009 and 2008, totaled approximately $0.4 and $0.6 million for each period.

     Through its wholly-owned subsidiary, Apple Fund Management, LLC, the Company provides support services to Apple Suites Realty Group, Inc. (“ASRG”), A6A, Apple Seven Advisors, Inc. (“A7A”), Apple REIT Seven, Inc., Apple Eight Advisors, Inc. (“A8A”), Apple REIT Eight, Inc., Apple Nine Advisors, Inc. (“A9A”) and Apple REIT Nine, Inc. A7A provides day to day advisory and administrative functions for Apple REIT Seven, Inc. A8A provides day to day advisory and administrative functions for Apple REIT Eight, Inc. A9A provides day to day advisory and administrative functions for Apple REIT Nine, Inc. ASRG provides real estate brokerage services to Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Each of these companies has agreed to reimburse the Company for its costs in providing these services. For the three months ended March 31, 2009 and 2008, the Company received reimbursement of its costs totaling approximately $1.3 and $1.1 million. ASRG, A6A, A7A, A8A and A9A are 100% owned by Glade Knight, the Company’s Chairman and Chief Executive Officer.

     Including ASRG, A6A, A7A, A8A and A9A discussed above, Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.. Members of the Company’s Board of Directors are also on the boards of Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

Note 6

Shareholders’ Equity

     In July 2005, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually paid for the Unit; or (2) $11.00 per Unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the three months ended March 31, 2009, the Company redeemed approximately 1.1 million Units in the amount of $12.3 million under the program.

     In February 2006, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. During the three months ended March 31, 2009, approximately 0.8 million Units, representing $8.9 million in proceeds to the Company, were issued under the plan.

Note 7

Subsequent Events

     In April 2009, the Company declared and paid approximately $6.9 million, or $.075 per share, in distributions to its common shareholders of which $2.9 million or 267,236 Units were reinvested under the Company’s Dividend Reinvestment Plan.

     On April 20, 2009, the Company redeemed 946,068 Units in the amount of $10.4 million under its Unit Redemption Program.

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

Overview

     Apple REIT Six, Inc. (together with its wholly owned subsidiaries, the “Company”) was formed and initially capitalized on January 20, 2004, with its first investor closing on April 23, 2004. The Company owns 68 hotels within different markets in the United States. The Company is treated as a Real Estate Investment Trust (“REIT”) for federal income tax purposes. The Company’s first hotel was acquired on May 28, 2004. Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels within their respective markets, in general, has met the Company’s expectations for the period owned. With the decline in economic conditions throughout the United States, the Company has experienced a significant decline in revenue as compared to the prior year. Although there is no way to predict general economic conditions, the Company anticipates revenue and income declines as compared to the same period in 2008 throughout the remainder of 2009. The Company is aggressively working with its management companies to reduce costs to offset revenue declines as much as possible. In evaluating financial condition and operating performance, the most important matters on which the Company focuses are revenue measurements, such as average occupancy, average daily rate and revenue per available room, and expenses, such as hotel operating expenses, general and administrative and other expenses described below. The following is a summary of the Company’s results:

	Three months ended March 31, 2009	Percent of Hotel Revenue	Three months ended March 31, 2008	Percent of Hotel Revenue
					Percent Change
(in thousands except statistical data)
Total hotel revenue	$51,572	100%	$63,197	100%	-18%
Hotel operating expenses	31,323	61%	37,017	59%	-15%
Taxes, insurance and other expense	3,419	7%	3,517	6%	-3%
General and administrative expense	1,169	2%	1,361	2%	-14%

Depreciation	7,653		7,483		2%
Interest expense, net	246		289		-15%

Number of Hotels	68		68		-
Average RevPAR Market Yield (1)	123		123		-
ADR	$111		$116		-4%
Occupancy	61%		70%		-13%
RevPAR	$67		$81		-17%

(1)  Includes hotels owned for the entire period presented. Data is calculated from information provided by Smith Travel Research, Inc.

Hotels Owned

     As of March 31, 2009, the Company owned 68 hotels, with a total of 7,897 rooms. The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

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

     The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries (collectively, the “lessee”) under hotel lease agreements. The Company also used the proceeds from its “best-efforts” offering to pay 2% of the gross purchase price for these hotels, which equals approximately $16.9 million, as a commission to Apple Six Realty Group, Inc. (“A6RG”). A6RG is wholly-owned by the Company’s Chairman and Chief Executive Officer, Glade M. Knight.

       No goodwill or intangible assets were recorded in connection with any of the acquisitions.

Results of Operations

     Hotel performance is impacted by many factors including the economic conditions in the United States, as well as each locality. Due to a general decline in economic conditions throughout the United States, the Company experienced a decline in net income in the first quarter of 2009 as compared to the first quarter of 2008. The decline is expected to continue throughout 2009.

     Revenues

     The Company’s principal source of revenue is hotel room revenue and other related revenue. Hotel operations are for the 68 hotels acquired through March 31, 2009 for their respective periods owned. For the three months ended March 31, 2009 and 2008, the Company had total hotel revenue of $51.6 and $63.2 million, respectively, with average occupancy of 61% and 70%, average daily rate (“ADR”) of $111 and $116 and revenue per available room (“RevPAR”) of $67 and $81. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR. These rates are consistent with industry and brand averages. The Company continually works with the hotel managers to maximize rates and occupancy. As a result, although RevPAR has declined, the Company has maintained its average market share as compared to the first quarter of 2008. As supply of hotel rooms in markets that the Company serves has met demand and general economic conditions have deteriorated, the Company’s revenue has declined as compared to previous years. In the first quarter of 2009, RevPAR was down approximately 17% compared to the first quarter of 2008. The Company anticipates this trend to continue throughout the rest of 2009. Although it is not possible to predict when economic conditions will improve or their impact on the hotel industry, many industry analysts forecast 10-15% declines in RevPAR for the full calendar year of 2009 as compared to 2008 rates.

     Expenses

     With the Company’s revenue decline, the Company and its managers are aggressively reducing expenses where possible while still maintaining the quality and service levels of its properties. For the three months ended March 31, 2009 and 2008, hotel operating expenses totaled $31.3 and $37.0 million, respectively, or 61% and 59% of total hotel revenue. The Company will continue to aggressively work with its managers to reduce operating costs as revenue declines; however, declines in costs are not expected to offset declines in revenue.

     Taxes, insurance, and other expenses for the three months ended March 31, 2009 and 2008 were $3.4 and $3.5 million, or 7% and 6% of total hotel revenue. The Company expects property insurance and property taxes to continue to remain consistent with 2008 expenses for the remainder of 2009.

     General and administrative expenses for the three months ended March 31, 2009 and 2008 were $1.2 and $1.4 million, or 2% of total hotel revenue for each period. The principal components of general and administrative expense are advisory fees, legal fees, accounting fees and reporting expense.

      Depreciation expense for the three months ended March 31, 2009 and 2008 was $7.7 and $7.5 million. Depreciation expense represents expense of the Company’s 68 hotels and related personal property for their respective periods owned. The increase in depreciation is due to renovations completed throughout 2008 and in the first quarter of 2009, as well as the addition of the Roanoke Rapids Hilton Garden Inn in March 2008.

     Interest expense, net was $0.2 and $0.3 million for the three months ended March 31, 2009 and 2008. Interest expense relates to debt assumed with certain properties acquired, as well as borrowings on the Company’s line of credit. Interest expense decreased for the three months ended March 31, 2009 as the Company extinguished $22 million of outstanding debt with the maturity of seven notes payable during 2008. During the three months ended March 31, 2009 and 2008, the Company capitalized approximately $0.3 million of interest associated with renovation activities.

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

     To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions in the first three months of 2009 totaled $20.6 million. For the same period the Company’s cash generated from operations was $12.6 million. The shortfall was funded by borrowings on the line of credit and cash on hand. As the hotel industry is seasonal, the Company does not anticipate shortfalls at this level for each quarter of 2009. Any shortfall for the full year will include a return of capital, and will be funded from cash on hand or borrowings on the credit line. Beginning in February 2008, the monthly dividend rate was raised from $0.073 per common share to $0.075 per common share. The Company intends to continue paying distributions on a monthly basis. However, since there can be no assurance of the ability of the Company’s properties to provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate. Additionally, in light of the weakness in economic conditions throughout the United States, the Board of Directors monitors the Company’s distribution rate relative to the performance of the hotels on an ongoing basis and may make adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company.

     The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, an amount of 3% to 5% of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. During the first three months of 2009, the Company completed three hotel renovations and began four others. Total capital expenditures for the period were approximately $5 million. The Company has plans for a total of seven to eight renovations throughout 2009. Total 2009 capital expenditures are anticipated to be approximately $15 million.

     In February 2006, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. During the three months ended March 31, 2009, approximately 0.8 million Units, representing $8.9 million in proceeds to the Company, were issued under the plan.

     In July 2005, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually paid for the Unit; or (2) $11.00 per Unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the three months ended March 31, 2009, the Company redeemed approximately 1.1 million Units in the amount of $12.3 million under the program.

Related Party Transactions

     The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

     The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“A6A”), pursuant to which A6A provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, is payable for these services. During the first three months of 2009 and 2008, A6A utilized Apple Fund Management, LLC, a subsidiary of the Company, to provide these services. The advisory fees incurred under the agreement with A6A for the three months ended March 31, 2009 and 2008, totaled approximately $0.4 and $0.6 million for each period.

     Through its wholly-owned subsidiary, Apple Fund Management, LLC, the Company provides support services to Apple Suites Realty Group, Inc. (“ASRG”), A6A, Apple Seven Advisors, Inc. (“A7A”), Apple REIT Seven, Inc., Apple Eight Advisors, Inc. (“A8A”), Apple REIT Eight, Inc., Apple Nine Advisors, Inc. (“A9A”) and Apple REIT Nine, Inc. A7A provides day to day advisory and administrative functions for Apple REIT Seven, Inc. A8A provides day to day advisory and administrative functions for Apple REIT Eight, Inc. A9A provides day to day advisory and administrative functions for Apple REIT Nine, Inc. ASRG provides real estate brokerage services to Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Each of these companies has agreed to reimburse the Company for its costs in providing these services. For the three months ended March 31, 2009 and 2008, the Company received reimbursement of its costs totaling approximately $1.3 and $1.1 million. ASRG, A6A, A7A, A8A and A9A are 100% owned by Glade Knight, the Company’s Chairman and Chief Executive Officer.

     Including ASRG, A6A, A7A, A8A and A9A discussed above, Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Members of the Company’s Board of Directors are also on the boards of Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

     In January 2009, the Company’s ownership interest in Apple Air Holding, LLC (Apple Air), was reduced from 50% to 26% through the redemption of a 24% ownership interest by Apple Air. The Company received approximately $3.2 million for the ownership interest redeemed. No gain or loss from the redemption was recognized by the Company. Due to the reduction in ownership the Company deconsolidated Apple Air and now records its ownership interest of approximately $2.8 million at March 31, 2009 in “Other assets, net”. The Company records its share of income or loss of Apple Air under the equity method of accounting, adjusting its investment accordingly. The other members of Apple Air are Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

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

Seasonality

     The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at the Company’s hotels may cause quarterly fluctuations in its revenues. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand and available credit to make distributions.

Recent Accounting Pronouncements

     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. In February 2008, the FASB released FASB Staff Position SFAS 157-2 – Effective Date of FASB Statement No. 157, which defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities, except those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date of the statement related to those items not covered by the deferral (all financial assets and liabilities or nonfinancial assets and liabilities recorded at fair value on a recurring basis) is for fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material impact on the Company’s results of operations or financial position.

     In December 2007, the FASB issued FASB Statement No. 141R, Business Combinations (“SFAS 141R”). This statement revises SFAS 141, Business Combinations, by requiring an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This method replaces the cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. A significant change included in SFAS 141R is the requirement that costs incurred to effect an acquisition, as well as restructuring costs resulting from an acquisition, must be accounted for separately as expenses. These costs were previously capitalized as part of the cost of the acquisition. Another significant change is the requirement that pre-acquisition contingencies be recognized at fair value as of the date of acquisition if it is more likely than not that they will meet the definition of an asset or liability. Statement 141R was adopted by the Company in the first quarter of 2009. The adoption of this statement did not have a material impact on the Company’s results of operations or financial position.

     In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The Statement also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS 160 was adopted by the Company in the first quarter of 2009. The adoption of the statement did not have a material impact on the Company’s results of operations or financial position.

     In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS 133. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this statement in the first quarter of 2009 did not have a material impact on the Company’s financial statements.

     In April 2009, FASB issued FASB Staff Position SFAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies (“FSP SFAS No. 141(R) -1”). FSP SFAS No. 141(R)-1 applies to all assets acquired and all liabilities assumed in a business combination that arise from contingencies. FSP SFAS No. 141(R)-1 states that the acquirer will recognize such an asset or liability if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If it cannot be determined during the measurement period, then the asset or liability should be recognized at the acquisition date if the following criteria, consistent with SFAS No. 5, “Accounting for Contingencies,” are met: (1) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date, and (2) the amount of the asset or liability can be reasonably estimated. FSP SFAS No. 141(R)-1 was adopted by the Company in the first quarter of 2009. The adoption of FSP SFAS No. 141(R)-1 did not have a material impact on the Company’s results of operations or financial position.

     In April 2008, FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS No. 142-3”). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). This FSP is intended to improve the consistency between the useful life of an intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset. FSP SFAS No. 142-3 requires an entity to disclose information related to the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP SFAS No. 142-3 was adopted by the Company in the first quarter of 2009. The adoption of FSP SFAS No. 142-3 did not have a material impact on the Company’s results of operations or financial position.

     In November 2008, FASB issued Emerging Issues Task Force (“EITF”) Issue 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”). The intent of EITF 08-6 is to clarify the accounting for certain transactions and impairment considerations related to equity method investments as modified by the provisions of SFAS No. 141(R) and SFAS No. 160. EITF 08-6 was adopted by the Company in the first quarter of 2009. The adoption of EITF 08-6 did not have a material impact on the Company’s results of operations or financial position.

     In April 2009, FASB issued FSP SFAS No. 107-1 and APB Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS No. 107-1 and APB Opinion No. 28-1”). FSP SFAS No. 107-1 and APB Opinion No. 28-1 requires fair value disclosures for financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value. Prior to the issuance of FSP SFAS No. 107-1 and APB Opinion No. 28-1, the fair values of those assets and liabilities were disclosed only once each year. With the issuance of FSP SFAS No. 107-1 and APB Opinion No. 28-1, this information will be required to be disclosed on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Condensed Consolidated Balance Sheets at fair value. FSP SFAS No. 107-1 and APB Opinion No. 28-1 will be effective for interim reporting periods that end after June 15, 2009. Early adoption is permitted for periods ending after March 15, 2009. The adoption of this staff position is not anticipated to have a material impact on the Company’s results of operations or financial position.

     In April 2009, FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP SFAS No. 157-4”). FSP SFAS No. 157-4 clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. FSP SFAS No. 157-4 also reaffirms the objective of fair value measurement, as stated in SFAS No. 157, “Fair Value Measurements,” which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. FSP SFAS No. 157-4 will be applied prospectively and will be effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this staff position is not anticipated to have a material impact on the Company’s results of operations or financial position.

Subsequent Events

     In April 2009, the Company declared and paid approximately $6.9 million, or $.075 per share, in distributions to its common shareholders of which $2.9 million or 267,236 Units were reinvested under the Company’s Dividend Reinvestment Plan.

     On April 20, 2009, the Company redeemed 946,068 Units in the amount of $10.4 million under its Unit Redemption Program.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

     The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of March 31, 2009, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk. The Company is exposed to changes in short term interest rates paid on its line of credit. Based on the balance of the Company’s line of credit at March 31, 2009, of $12.5 million, every 100 basis points change in interest rates will impact the Company’s annual net income by $125,000, all other factors remaining the same.

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

PART II.     OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Unit Redemption Program

     In July 2005, the Company instituted a share redemption program to provide its shareholders who have held their Units for at least one year with the benefit of limited interim liquidity, by presenting for redemption all or any portion of their Units at any time and in accordance with certain procedures. Once this time limitation has been met, the Company may, subject to certain conditions and limitations, redeem the Units presented for redemption for cash, to the extent that the Company has sufficient funds available to fund the redemption. If Units are held for the required one-year period, the Units may be redeemed for a purchase price equal to the lesser of: (1) $11.00 per Unit; or (2) the purchase price per Unit that was actually paid for the Units. The board of directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period, reject any request for redemption, change the purchase price for redemptions or otherwise amend the terms of, suspend, or terminate the Unit redemption program. The following is a summary of redemptions during the first quarter of 2009:

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
			Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

	Total Number of Units Purchased
		Average Price Paid per Unit
Period
January 2009	1,117,788	$10.98	8,747,791	(1)

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

APPLE REIT SIX, INC.

By:	/s/ GLADE M. KNIGHT	Date: May 4, 2009
Glade M. Knight, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: May 4, 2009
Bryan Peery, Chief Financial Officer (Principal Financial and Principal Accounting Officer)