Form 10-Q
period 2009-06-30
APPLE REIT SIX INC
filed 2009-08-07
CIK 1277151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ¨ No ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ¨	Accelerated filer ¨	Non-accelerated filer x (Do not check if a smaller reporting company)	Smaller reporting company ¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ¨ No x

Number of registrant’s common shares outstanding as of August 1, 2009: 90,806,491

APPLE REIT SIX, INC.
FORM 10-Q
INDEX

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets - June 30, 2009 and December 31, 2008	3
	Consolidated Statements of Operations - Three and six months ended June 30, 2009 and Three and six months ended June 30, 2008	4
	Consolidated Statements of Cash Flows - Six months ended June 30, 2009 and Six months ended June 30, 2008	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings (not applicable)
Item 1A.	Risk Factors (not applicable)
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities (not applicable)
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 5.	Other Information (not applicable)
Item 6.	Exhibits	22

Signatures		23

         This Form 10-Q includes references to certain trademarks or service marks. The SpringHill Suites® by Marriott, TownePlace Suites® by Marriott, Fairfield Inn® by Marriott, Courtyard® by Marriott, Residence Inn® by Marriott and Marriott Suites® trademarks are the property of Marriott International, Inc. or one of its affiliates. The Homewood Suites® by Hilton, Hilton Garden Inn®, Hampton Inn® and Hampton Inn & Suites® trademarks are the property of Hilton Hotels Corporation or one or more of its affiliates. For convenience, the applicable trademark or servicemark symbol has been ommitted but will be deemed to be included wherever the above-referenced terms are used.

Apple REIT Six, Inc.
Consolidated Balance Sheets
(unaudited)
(in thousands, except share data)

	June 30, 2009	December 31, 2008

ASSETS
Investment in real estate, net of accumulated depreciation of $109,398 and $94,005, respectively	$815,823	$823,463
Cash and cash equivalents	-	935
Restricted cash-furniture, fixtures and other escrows	4,038	3,872
Due from third party manager, net	10,640	7,804
Other assets, net	3,725	13,709

TOTAL ASSETS	$834,226	$849,783

LIABILITIES
Notes payable	$48,393	$29,097
Other liabilities	5,056	11,304

TOTAL LIABILITIES	53,449	40,401

SHAREHOLDERS' EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	-	-
Series A preferred stock, no par value, authorized 200,000,000 shares; issued and outstanding 91,300,896 and 91,761,828 shares, respectively	-	-
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 and 240,000 shares, respectively	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 91,300,896 and 91,761,828 shares, respectively	900,282	905,260
Distributions greater than net income	(119,529)	(95,902)

TOTAL SHAREHOLDERS' EQUITY	780,777	809,382

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$834,226	$849,783

See notes to consolidated financial statements.

Apple REIT Six, Inc.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six Months ended June 30, 2009	Six Months ended June 30, 2008

Revenues:
Room revenue	$51,788	$64,988	$99,649	$123,108
Other revenue	3,762	5,131	7,473	10,208
Reimbursed expenses	1,310	1,094	2,620	2,188
Total revenue	56,860	71,213	109,742	135,504

Expenses:
Operating expense	14,413	16,903	27,939	33,131
Hotel administrative expense	4,735	5,511	9,407	10,885
Sales and marketing	4,579	5,172	8,776	9,952
Utilities	2,208	2,550	4,705	5,040
Repair and maintenance	2,648	3,000	5,152	5,892
Franchise fees	2,325	2,851	4,454	5,346
Management fees	1,722	2,765	3,520	5,523
Taxes, insurance and other	3,549	3,467	6,968	6,984
Reimbursed expenses	1,310	1,094	2,620	2,188
General and administrative	1,333	1,497	2,502	2,858
Depreciation expense	7,739	7,703	15,392	15,186
Total expenses	46,561	52,513	91,435	102,985

Operating income	10,299	18,700	18,307	32,519

Interest expense, net	(564)	(551)	(810)	(840)

Net income	$9,735	$18,149	$17,497	$31,679

Basic and diluted net income per common share	$0.11	$0.20	$0.19	$0.35

Weighted average common shares outstanding - basic and diluted	91,112	90,673	91,200	90,521

Distributions declared per common share	$0.23	$0.23	$0.45	$0.45

See notes to consolidated financial statements.

Apple REIT Six, Inc.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six months ended June 30, 2009	Six months ended June 30, 2008

Cash flow provided by operating activities:
Net income	$17,497	$31,679
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	15,392	15,186
Amortization of deferred financing costs and fair value adjustments	(33)	(147)
Stock option expense	91	57
Changes in operating assets and liabilities, net of amounts acquired/assumed:
Due from third party manager	(2,836)	(5,868)
Other assets	(30)	135
Other liabilities	918	(503)
Net cash provided by operating activities	30,999	40,539

Cash flow used in investing activities:
Cash paid in acquisition of hotel	-	(18,159)
Acquisition of other assets	-	(325)
Capital improvements	(8,233)	(8,105)
Redemption of investment interest in non-hotel assets	3,240	-
Net decrease (increase) in cash restricted for property improvements	(147)	299
Other investing activities, net	-	389
Net cash used in investing activities	(5,140)	(25,901)

Cash flow used in financing activities:
Net proceeds from line of credit	19,790	2,550
Payment of financing costs	-	(225)
Repayment of secured notes payable	(391)	(17,046)
Net proceeds from issuance of common stock	17,597	17,636
Redemptions of common stock	(22,666)	(10,192)
Cash distributions paid to shareholders	(41,124)	(40,622)
Net cash used in financing activities	(26,794)	(47,899)

Decrease in cash and cash equivalents	(935)	(33,261)

Cash and cash equivalents, beginning of period	935	33,261

Cash and cash equivalents, end of period	$-	$-

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements included in its 2008 Annual Report on Form 10-K. Operating results for the period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the period ending December 31, 2009.

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

Earnings per Common Share

     Basic earnings per common share are computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share are calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. There were no potential common shares with a dilutive effect during the three and six months ended June 30, 2009 or 2008. Series B convertible preferred shares are not included in earnings per common share calculations until such time as the Series B convertible preferred shares are converted to common shares.

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

     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS 133. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this statement in the first quarter of 2009 did not have a material impact on the Company’s financial statements.

     In April 2009, the FASB issued FASB Staff Position SFAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies (“FSP SFAS No. 141(R) -1”). FSP SFAS No. 141(R)-1 applies to all assets acquired and all liabilities assumed in a business combination that arise from contingencies. FSP SFAS No. 141(R)-1 states that the acquirer will recognize such an asset or liability if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If it cannot be determined during the measurement period, then the asset or liability should be recognized at the acquisition date if the following criteria, consistent with SFAS No. 5, “Accounting for Contingencies,” are met: (1) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date, and (2) the amount of the asset or liability can be reasonably estimated. FSP SFAS No. 141(R)-1 was adopted by the Company in the first quarter of 2009. The adoption of FSP SFAS No. 141(R)-1 did not have a material impact on the Company’s results of operations or financial position.

     In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS No. 142-3”). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). This FSP is intended to improve the consistency between the useful life of an intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset. FSP SFAS No. 142-3 requires an entity to disclose information related to the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP SFAS No. 142-3 was adopted by the Company in the first quarter of 2009. The adoption of FSP SFAS No. 142-3 did not have a material impact on the Company’s results of operations or financial position.

     In November 2008, the FASB issued Emerging Issues Task Force (“EITF”) Issue 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”). The intent of EITF 08-6 is to clarify the accounting for certain transactions and impairment considerations related to equity method investments as modified by the provisions of SFAS No. 141(R) and SFAS No. 160. EITF 08-6 was adopted by the Company in the first quarter of 2009. The adoption of EITF 08-6 did not have a material impact on the Company’s results of operations or financial position.

     In April 2009, the FASB issued FSP SFAS No. 107-1 and APB Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS No. 107-1 and APB Opinion No. 28-1”). FSP SFAS No. 107-1 and APB Opinion No. 28-1 requires fair value disclosures for financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value. Prior to the issuance of FSP SFAS No. 107-1 and APB Opinion No. 28-1, the fair values of those assets and liabilities were disclosed only once each year. With the issuance of FSP SFAS No. 107-1 and APB Opinion No. 28-1, this information will be required to be disclosed on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Condensed Consolidated Balance Sheets at fair value. FSP SFAS No. 107-1 and APB Opinion No. 28-1 was adopted by the Company in the second quarter of 2009. The adoption of this staff position did not have a material impact on the Company’s results of operations or financial position.

     In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP SFAS No. 157-4”). FSP SFAS No. 157-4 clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. FSP SFAS No. 157-4 also reaffirms the objective of fair value measurement, as stated in SFAS No. 157, “Fair Value Measurements,” which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. FSP SFAS No. 157-4 was adopted by the Company in the second quarter of 2009. The adoption of this staff position did not have a material impact on the Company’s results of operations or financial position.

     In May 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS 165”). SFAS 165 has established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Although there is new terminology, SFAS 165 is based on the same principles as those that currently exist in the auditing standards. SFAS 165, which includes a required disclosure of the date through which an entity has evaluated subsequent events, was effective for the Company beginning June 30, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

     In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets – an Amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166 will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS No. 166 will be applied prospectively and will be effective for interim and annual reporting periods ending after November 15, 2009. The adoption of this statement is not anticipated to have a material impact on the Company’s consolidated financial statements.

     In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 will be applied prospectively and will be effective for interim and annual reporting periods ending after November 15, 2009. The adoption of this statement is not anticipated to have a material impact on the Company’s consolidated financial statements.

     In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP) and supersedes all existing non-Securities and Exchange Commission (SEC) accounting and reporting standards. All other non-SEC accounting literature not included in the Codification is nonauthoritative. The Codification reorganizes the thousands of U.S. GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure. It also includes relevant SEC guidance that follows the same topical structure in separate sections in the Codification. While the Codification does not change GAAP, it introduces a new structure—one that is organized in an easily accessible, user-friendly online research system. The FASB expects that the new system will reduce the amount of time and effort required to research an accounting issue, mitigate the risk of noncompliance with standards through improved usability of the literature, provide accurate information with real-time updates as new standards are released, and assist the FASB with the research efforts required during the standard-setting process. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this statement is not anticipated to have a material impact on the Company’s consolidated financial statements.

Note 3

Sale of Ownership Interest

     In January 2009, the Company’s ownership interest in Apple Air Holding, LLC (Apple Air), was reduced from 50% to 26% through the redemption of a 24% ownership interest by Apple Air. The Company received approximately $3.2 million for the ownership interest redeemed. No gain or loss from the redemption was recognized by the Company. Due to the reduction in ownership the Company deconsolidated Apple Air and now records its ownership interest of approximately $2.7 million at June 30, 2009 in “Other assets, net”. The Company records its share of income or loss of Apple Air under the equity method of accounting, adjusting its investment accordingly. The other members of Apple Air are Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

Note 4

Line of Credit

     In March 2008, the Company entered into a $20 million unsecured line of credit with a commercial bank. The applicable interest rate is equal to LIBOR (the London Interbank Offered Rate) plus 2%. Interest payments are due monthly. The principal must be paid by the maturity date of March 2011, and may be prepaid without penalty. At June 30, 2009, the credit line had an outstanding principal balance of $19.8 million. At December 31, 2008, the credit line had no outstanding principal balance.

Note 5

Fair Value of Financial Instruments

     The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. As of June 30, 2009, the carrying value and estimated fair value of the Company’s debt was $48.4 and $48.5 million. As of December 31, 2008, the carrying value and estimated fair value of the Company’s debt was $29.1 and $31.2 million. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

Note 6

Related Parties

     The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

     The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“A6A”), pursuant to which A6A provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, is payable for these services. During the first six months of 2009 and 2008, A6A utilized Apple Fund Management, LLC, a subsidiary of the Company, to provide these services. The advisory fees incurred under the agreement with A6A for the six months ended June 30, 2009 and 2008, totaled approximately $0.8 and $1.2 million for each period.

     Through its wholly-owned subsidiary, Apple Fund Management, LLC, the Company provides support services to Apple Suites Realty Group, Inc. (“ASRG”), A6A, Apple Seven Advisors, Inc. (“A7A”), Apple REIT Seven, Inc., Apple Eight Advisors, Inc. (“A8A”), Apple REIT Eight, Inc., Apple Nine Advisors, Inc. (“A9A”) and Apple REIT Nine, Inc. A7A provides day to day advisory and administrative functions for Apple REIT Seven, Inc. A8A provides day to day advisory and administrative functions for Apple REIT Eight, Inc. A9A provides day to day advisory and administrative functions for Apple REIT Nine, Inc. ASRG provides real estate brokerage services to Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Each of these companies has agreed to reimburse the Company for its costs in providing these services. For the six months ended June 30, 2009 and 2008, the Company received reimbursement of its costs totaling approximately $2.6 and $2.2 million. ASRG, A6A, A7A, A8A and A9A are 100% owned by Glade Knight, the Company’s Chairman and Chief Executive Officer.

     Including ASRG, A6A, A7A, A8A and A9A discussed above, Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Members of the Company’s Board of Directors are also on the boards of Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

Note 7

Shareholders’ Equity

     In July 2005, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually paid for the Unit; or (2) $11.00 per Unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the six months ended June 30, 2009, the Company redeemed approximately 2.1 million Units in the amount of $22.7 million under the program.

     In February 2006, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. During the six months ended June 30, 2009, approximately 1.6 million Units, representing $17.6 million in proceeds to the Company, were issued under the plan.

Note 8

Subsequent Events

     The Company has disclosed the following subsequent events in accordance with SFAS 165. Subsequent events have been evaluated through August 7, 2009, the date these financial statements were filed with the Securities and Exchange Commission.

     In July 2009, the Company declared and paid approximately $6.9 million, or $.075 per share, in distributions to its common shareholders of which $2.9 million or 263,687 Units were reinvested under the Company’s Dividend Reinvestment Plan.

     On July 20, 2009, the Company redeemed 758,092 Units in the amount of $8.3 million under its Unit Redemption Program.

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

Overview

     Apple REIT Six, Inc. (together with its wholly owned subsidiaries, the “Company”) was formed and initially capitalized on January 20, 2004, with its first investor closing on April 23, 2004. The Company owns 68 hotels within different markets in the United States. The Company is treated as a Real Estate Investment Trust (“REIT”) for federal income tax purposes. The Company’s first hotel was acquired on May 28, 2004. Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels within their respective markets, in general, has met the Company’s expectations for the period owned. However, with the decline in economic conditions throughout the United States, the Company has experienced a significant decline in revenue as compared to the prior year. Although there is no way to predict general economic conditions, the Company anticipates revenue and income declines as compared to the same period in 2008 throughout the remainder of 2009. The Company is aggressively working with its management companies to reduce costs to offset revenue declines as much as possible. In evaluating financial condition and operating performance, the most important matters on which the Company focuses are revenue measurements, such as average occupancy, average daily rate, revenue per available room and market yield, which compares an individual hotel’s results to others in its local market; and expenses, such as hotel operating expenses, general and administrative and other expenses described below. The following is a summary of the Company’s results:

	Three months ended June 30,					Six months ended June 30,
		Percent of Hotel Revenue		Percent of Hotel Revenue	Percent Change		Percent of Hotel Revenue		Percent of Hotel Revenue	Percent Change
(in thousands except statistical data)	2009		2008			2009		2008
Total hotel revenue	$55,550	100%	$70,119	100%	-21%	$107,122	100%	$133,316	100%	-20%
Hotel operating expenses	32,630	59%	38,752	55%	-16%	63,953	60%	75,769	57%	-16%
Taxes, insurance and other expense	3,549	6%	3,467	5%	2%	6,968	7%	6,984	5%	-%
General and administrative expense	1,333	2%	1,497	2%	-11%	2,502	2%	2,858	2%	-12%

Depreciation	7,739		7,703		0%	15,392		15,186		1%
Interest expense, net	564		551		2%	810		840		-4%

Number of Hotels	68		68		-%	68		68		-%
Average RevPAR Market Yield (1)	121		121		-%	122		122		-%

ADR	$106		$118		-10%	$108		$117		-8%
Occupancy	68%		76%		-11%	64%		73%		-12%
RevPAR	$72		$90		-20%	$70		$86		-19%

(1) Includes hotels owned for the entire period presented. Data is calculated from information provided by Smith Travel Research, Inc.

Hotels Owned

     As of June 30, 2009, the Company owned 68 hotels, with a total of 7,897 rooms. The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

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

Results of Operations

     Hotel performance is impacted by many factors including the economic conditions in the United States, as well as each locality. Due to a general decline in economic conditions throughout the United States, the Company experienced a decline in net income in the first half of 2009 as compared to the first half of 2008. The decline is expected to continue throughout 2009.

Revenues

     The Company’s principal source of revenue is hotel room revenue and other related revenue. Hotel operations are for the 68 hotels acquired through June 30, 2009 for their respective periods owned. For the three months ended June 30, 2009 and 2008, the Company had total hotel revenue of $55.6 and $70.1 million, respectively, with average occupancy of 68% and 76%, average daily rate (“ADR”) of $106 and $118 and revenue per available room (“RevPAR”) of $72 and $90. For the six months ended June 30, 2009 and 2008, the Company had total hotel revenue of $107.1 and $133.3 million, respectively, with average occupancy of 64% and 73%, ADR of $108 and $117 and RevPAR of $70 and $86. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR. These rates are consistent with industry and brand averages. The Company continually works with the hotel managers to maximize rates and occupancy. As a result, although RevPAR has declined, the Company has maintained its average market share as compared to the first half of 2008. As supply of hotel rooms in markets that the Company serves has met demand and general economic conditions have deteriorated, the Company’s revenue has declined as compared to previous years. In the first half of 2009, RevPAR was down approximately 19% compared to the first half of 2008. The Company anticipates this trend to continue throughout the rest of 2009. Although it is not possible to predict when economic conditions will improve or their impact on the hotel industry, many industry analysts forecast 15-20% declines in RevPAR for the full calendar year of 2009 as compared to 2008 rates.

Expenses

     With the Company’s revenue decline, the Company and its managers are aggressively reducing expenses where possible while still maintaining the quality and service levels of its properties. While certain costs of a hotel are fixed in nature, such as management costs, certain utility costs, minimum maintenance and supply costs, the Company has been successful in reducing overall payroll costs, food and supplies, and utilities by continually monitoring and sharing utilization data across its hotels and management companies. For the three months ended June 30, 2009 and 2008, hotel operating expenses totaled $32.6 and $38.8 million, respectively, or 59% and 55% of total hotel revenue. For the six months ended June 30, 2009 and 2008, hotel operating expenses totaled $64.0 and $75.8 million, respectively, or 60% and 57% of total hotel revenue. The Company will continue to aggressively work with its managers to reduce operating costs as revenue declines; however, declines in costs are not expected to offset declines in revenue.

     Taxes, insurance, and other expenses for the three months ended June 30, 2009 and 2008 were $3.5 million, or 6% and 5% of total hotel revenue. For the six months ended June 30, 2009 and 2008, taxes, insurance, and other expenses were $7.0 million, or 7% and 5% of total hotel revenue. The Company expects property insurance and property taxes to continue to remain consistent with 2008 expenses for the remainder of 2009.

     General and administrative expenses for the three months ended June 30, 2009 and 2008 were $1.3 and $1.5 million, or 2% of total hotel revenue for each period. For the six months ended June 30, 2009 and 2008, general administrative expenses were $2.5 and $2.9 million, or 2% of hotel revenue for each period. The principal components of general and administrative expense are advisory fees, legal fees, accounting fees and reporting expense.

     Depreciation expense was $7.7 million each period for the three months ended June 30, 2009 and 2008. For the six months ended June 30, 2009 and 2008, depreciation expense was $15.4 and $15.2 million. Depreciation expense represents expense of the Company’s 68 hotels and related personal property for their respective periods owned. The increase in depreciation expense from the first six months of 2008 to the first six months of 2009 results from renovations completed throughout 2008 and during the first six months of 2009.

     Interest expense, net was $0.6 million each period for the three months ended June 30, 2009 and 2008, and $0.8 million each period for the six months ended June 30, 2009 and 2008. Interest expense relates to debt assumed with certain properties acquired, as well as borrowings on the Company’s line of credit. During the six months ended June 30, 2009 and 2008, the Company capitalized approximately $0.3 and $0.4 million of interest associated with renovation activities.

Liquidity and Capital Resources

     Operating cash flow from the properties owned and a $20 million line of credit are the Company’s principal source of liquidity. In addition, the Company may also borrow additional funds, subject to limitations set forth in its bylaws. The Company anticipates that cash flow and available credit will be adequate to cover substantially all of its operating expenses and to permit the Company to meet substantially all of its anticipated liquidity requirements, including distributions, capital expenditures and debt service.

     To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions in the first six months of 2009 totaled $41.1 million. For the same period the Company’s cash generated from operations was $31.0 million. The shortfall was funded by borrowings on the line of credit and cash on hand. Any shortfall for the full year will include a return of capital, and will be funded from cash on hand or borrowings on the credit line. Beginning in February 2008, the monthly dividend rate was raised from $0.073 per common share to $0.075 per common share. The Company intends to continue paying distributions on a monthly basis. However, since there can be no assurance of the ability of the Company’s properties to provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate. Additionally, in light of the weakness in economic conditions throughout the United States, the Board of Directors monitors the Company’s distribution rate relative to the performance of the hotels on an ongoing basis and may make adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company.

     The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, an amount of 3% to 5% of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. During the first six months of 2009, the Company completed seven hotel renovations. Total capital expenditures for the period were approximately $8 million. Due to the deterioration in income the Company has reduced its capital expenditure plans for the remainder of 2009. Total 2009 capital expenditures are expected to be approximately $12 million.

     In February 2006, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. During the six months ended June 30, 2009, approximately 1.6 million Units, representing $17.6 million in proceeds to the Company, were issued under the plan.

     In July 2005, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually paid for the Unit; or (2) $11.00 per Unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the six months ended June 30, 2009, the Company redeemed approximately 2.1 million Units in the amount of $22.7 million under the program.

Related Party Transactions

     The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

     The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“A6A”), pursuant to which A6A provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, is payable for these services. During the first six months of 2009 and 2008, A6A utilized Apple Fund Management, LLC, a subsidiary of the Company, to provide these services. The advisory fees incurred under the agreement with A6A for the six months ended June 30, 2009 and 2008, totaled approximately $0.8 and $1.2 million for each period.

     Through its wholly-owned subsidiary, Apple Fund Management, LLC, the Company provides support services to Apple Suites Realty Group, Inc. (“ASRG”), A6A, Apple Seven Advisors, Inc. (“A7A”), Apple REIT Seven, Inc., Apple Eight Advisors, Inc. (“A8A”), Apple REIT Eight, Inc., Apple Nine Advisors, Inc. (“A9A”) and Apple REIT Nine, Inc. A7A provides day to day advisory and administrative functions for Apple REIT Seven, Inc. A8A provides day to day advisory and administrative functions for Apple REIT Eight, Inc. A9A provides day to day advisory and administrative functions for Apple REIT Nine, Inc. ASRG provides real estate brokerage services to Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Each of these companies has agreed to reimburse the Company for its costs in providing these services. For the six months ended June 30, 2009 and 2008, the Company received reimbursement of its costs totaling approximately $2.6 and $2.2 million. ASRG, A6A, A7A, A8A and A9A are 100% owned by Glade Knight, the Company’s Chairman and Chief Executive Officer.

     Including ASRG, A6A, A7A, A8A and A9A discussed above, Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Members of the Company’s Board of Directors are also on the boards of Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

     In January 2009, the Company’s ownership interest in Apple Air Holding, LLC (Apple Air), was reduced from 50% to 26% through the redemption of a 24% ownership interest by Apple Air. The Company received approximately $3.2 million for the ownership interest redeemed. No gain or loss from the redemption was recognized by the Company. Due to the reduction in ownership the Company deconsolidated Apple Air and now records its ownership interest of approximately $2.7 million at June 30, 2009 in “Other assets, net”. The Company records its share of income or loss of Apple Air under the equity method of accounting, adjusting its investment accordingly. The other members of Apple Air are Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

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

     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS 133. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this statement in the first quarter of 2009 did not have a material impact on the Company’s financial statements.

     In April 2009, the FASB issued FASB Staff Position SFAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies (“FSP SFAS No. 141(R) -1”). FSP SFAS No. 141(R)-1 applies to all assets acquired and all liabilities assumed in a business combination that arise from contingencies. FSP SFAS No. 141(R)-1 states that the acquirer will recognize such an asset or liability if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If it cannot be determined during the measurement period, then the asset or liability should be recognized at the acquisition date if the following criteria, consistent with SFAS No. 5, “Accounting for Contingencies,” are met: (1) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date, and (2) the amount of the asset or liability can be reasonably estimated. FSP SFAS No. 141(R)-1 was adopted by the Company in the first quarter of 2009. The adoption of FSP SFAS No. 141(R)-1 did not have a material impact on the Company’s results of operations or financial position.

     In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS No. 142-3”). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). This FSP is intended to improve the consistency between the useful life of an intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset. FSP SFAS No. 142-3 requires an entity to disclose information related to the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP SFAS No. 142-3 was adopted by the Company in the first quarter of 2009. The adoption of FSP SFAS No. 142-3 did not have a material impact on the Company’s results of operations or financial position.

     In November 2008, the FASB issued Emerging Issues Task Force (“EITF”) Issue 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”). The intent of EITF 08-6 is to clarify the accounting for certain transactions and impairment considerations related to equity method investments as modified by the provisions of SFAS No. 141(R) and SFAS No. 160. EITF 08-6 was adopted by the Company in the first quarter of 2009. The adoption of EITF 08-6 did not have a material impact on the Company’s results of operations or financial position.

     In April 2009, the FASB issued FSP SFAS No. 107-1 and APB Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS No. 107-1 and APB Opinion No. 28-1”). FSP SFAS No. 107-1 and APB Opinion No. 28-1 requires fair value disclosures for financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value. Prior to the issuance of FSP SFAS No. 107-1 and APB Opinion No. 28-1, the fair values of those assets and liabilities were disclosed only once each year. With the issuance of FSP SFAS No. 107-1 and APB Opinion No. 28-1, this information will be required to be disclosed on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Condensed Consolidated Balance Sheets at fair value. FSP SFAS No. 107-1 and APB Opinion No. 28-1 was adopted by the Company in the second quarter of 2009. The adoption of this staff position did not have a material impact on the Company’s results of operations or financial position.

     In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP SFAS No. 157-4”). FSP SFAS No. 157-4 clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. FSP SFAS No. 157-4 also reaffirms the objective of fair value measurement, as stated in SFAS No. 157, “Fair Value Measurements,” which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. FSP SFAS No. 157-4 was adopted by the Company in the second quarter of 2009. The adoption of this staff position did not have a material impact on the Company’s results of operations or financial position.

     In May 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS 165”). SFAS 165 has established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Although there is new terminology, SFAS 165 is based on the same principles as those that currently exist in the auditing standards. SFAS 165, which includes a required disclosure of the date through which an entity has evaluated subsequent events, was effective for the Company beginning June 30, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

     In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets – an Amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166 will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS No. 166 will be applied prospectively and will be effective for interim and annual reporting periods ending after November 15, 2009. The adoption of this statement is not anticipated to have a material impact on the Company’s consolidated financial statements.

     In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 will be applied prospectively and will be effective for interim and annual reporting periods ending after November 15, 2009. The adoption of this statement is not anticipated to have a material impact on the Company’s consolidated financial statements.

     In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP) and supersedes all existing non-Securities and Exchange Commission (SEC) accounting and reporting standards. All other non-SEC accounting literature not included in the Codification is nonauthoritative. The Codification reorganizes the thousands of U.S. GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure. It also includes relevant SEC guidance that follows the same topical structure in separate sections in the Codification. While the Codification does not change GAAP, it introduces a new structure—one that is organized in an easily accessible, user-friendly online research system. The FASB expects that the new system will reduce the amount of time and effort required to research an accounting issue, mitigate the risk of noncompliance with standards through improved usability of the literature, provide accurate information with real-time updates as new standards are released, and assist the FASB with the research efforts required during the standard-setting process. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this statement is not anticipated to have a material impact on the Company’s consolidated financial statements.

Subsequent Events

     In July 2009, the Company declared and paid approximately $6.9 million, or $.075 per share, in distributions to its common shareholders of which $2.9 million or 263,687 Units were reinvested under the Company’s Dividend Reinvestment Plan.

     On July 20, 2009, the Company redeemed 758,092 Units in the amount of $8.3 million under its Unit Redemption Program.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of June 30, 2009, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk. The Company is exposed to changes in short term interest rates paid on its line of credit. Based on the balance of the Company’s line of credit at June 30, 2009, of $19.8 million, every 100 basis points change in interest rates will impact the Company’s annual net income by $198,000, all other factors remaining the same.

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

PART II.         OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Unit Redemption Program

     In July 2005, the Company instituted a Unit redemption program to provide its shareholders who have held their Units for at least one year with the benefit of limited interim liquidity, by presenting for redemption all or any portion of their Units at any time and in accordance with certain procedures. Once this time limitation has been met, the Company may, subject to certain conditions and limitations, redeem the Units presented for redemption for cash, to the extent that the Company has sufficient funds available to fund the redemption. If Units are held for the required one-year period, the Units may be redeemed for a purchase price equal to the lesser of: (1) $11.00 per Unit; or (2) the purchase price per Unit that was actually paid for the Units. The board of directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period, reject any request for redemption, change the purchase price for redemptions or otherwise amend the terms of, suspend, or terminate the Unit redemption program. The following is a summary of redemptions during the second quarter of 2009:

	Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
			Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
	Total Number of Units Purchased
		Average Price Paid per Unit
Period
April 2009	946,068	$ 10.98	9,693,859	(1)

(1)	The maximum number of Units that may be redeemed in any 12 month period is limited to five percent (5.0%) of the weighted average number of Units outstanding from the beginning of the 12 month period.

Item 4.   Submission of Matters to a Vote of Security Holders

     On May 14, 2009, the Company held an Annual Meeting of Shareholders for the purpose of electing two directors to the Company’s Board of Directors. The nominees to the Company’s Board of Directors were Lisa B. Kern and Michael S. Waters, who were current directors of the Company. Ms. Kern and Mr. Waters were nominated for additional three-year terms on the Board of Directors. The election was uncontested, and the nominees were elected.

The total number of votes represented at the Annual Meeting of Shareholders was 91,424,984. The voting results were as follows:

Nominee	Votes For	Votes Withheld/against
Lisa B. Kern	90,982,950	442,034
Michael S. Waters	90,969,994	454,990

The names of the other directors whose terms of office as directors continued after the Annual Meeting of Shareholders are Glade M. Knight, Bruce H. Matson and Robert M. Wily.

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

APPLE REIT SIX, INC.

By:	/s/ GLADE M. KNIGHT	Date: August 7, 2009
Glade M. Knight, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: August 7, 2009
Bryan Peery, Chief Financial Officer (Principal Financial and Principal Accounting Officer)