Form 10-Q
period 2009-09-30
APPLE REIT SIX INC
filed 2009-11-04
CIK 1277151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM          TO

Commission File Number 000-51270

APPLE REIT SIX, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	20-0620523
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

814 EAST MAIN STREET
RICHMOND, VIRGINIA	23219
(Address of principal executive offices)	(Zip Code)

(804) 344-8121

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of registrant’s common shares outstanding as of November 1, 2009: 90,940,208

APPLE REIT SIX, INC.
FORM 10-Q

INDEX

		Page
		Number
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets - September 30, 2009 and December 31, 2008	3
	Consolidated Statements of Operations - Three and nine months ended September 30, 2009 and Three and nine months ended September 30, 2008	4
	Consolidated Statements of Cash Flows - Nine months ended September 30, 2009 and Nine months ended September 30, 2008	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings (not applicable)
Item 1A.	Risk Factors (not applicable)
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities (not applicable)
Item 4.	Submission of Matters to a Vote of Security Holders (not applicable)
Item 5.	Other Information (not applicable)
Item 6.	Exhibits	19

Signatures		20

This Form 10-Q includes references to certain trademarks or service marks. The SpringHill Suites® by Marriott, TownePlace Suites® by Marriott, Fairfield Inn® by Marriott, Courtyard® by Marriott, Residence Inn® by Marriott and Marriott Suites® trademarks are the property of Marriott International, Inc. or one of its affiliates. The Homewood Suites® by Hilton, Hilton Garden Inn®, Hampton Inn® and Hampton Inn & Suites® trademarks are the property of Hilton Worldwide or one or more of its affiliates. For convenience, the applicable trademark or servicemark symbol has been omitted but will be deemed to be included wherever the above-referenced terms are used.

Apple REIT Six, Inc.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	September 30,	December 31,
	2009	2008
ASSETS
Investment in real estate, net of accumulated depreciation of $117,163 and $94,005, respectively	$808,488	$823,463
Cash and cash equivalents	—	935
Restricted cash-furniture, fixtures and other escrows	4,406	3,872
Due from third party manager, net	9,016	7,804
Other assets, net	3,535	13,709

TOTAL ASSETS	$825,445	$849,783

LIABILITIES
Notes payable	$48,335	$29,097
Other liabilities	5,471	11,304

TOTAL LIABILITIES	53,806	40,401

SHAREHOLDERS’ EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	—	—
Series A preferred stock, no par value, authorized 200,000,000 shares; issued and outstanding 91,333,554 and 91,761,828 shares, respectively	—	—
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 and 240,000 shares, respectively	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 91,333,554 and 91,761,828 shares, respectively	900,655	905,260
Distributions greater than net income	(129,040)	(95,902)

TOTAL SHAREHOLDERS’ EQUITY	771,639	809,382

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$825,445	$849,783

See notes to consolidated financial statements.

Apple REIT Six, Inc.

Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three months	Three months	Nine Months	Nine Months
	ended	ended	ended	ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Revenues:
Room revenue	$54,434	$65,629	$154,083	$188,737
Other revenue	3,567	4,860	11,040	15,068
Reimbursed expenses	1,311	1,121	3,931	3,309
Total revenue	59,312	71,610	169,054	207,114

Expenses:
Operating expense	15,092	16,880	43,031	50,011
Hotel administrative expense	4,861	5,376	14,268	16,261
Sales and marketing	4,389	4,964	13,165	14,916
Utilities	2,845	3,147	7,550	8,187
Repair and maintenance	2,708	3,006	7,860	8,898
Franchise fees	2,454	2,945	6,908	8,291
Management fees	1,749	2,856	5,269	8,379
Taxes, insurance and other	3,397	3,406	10,365	10,390
Reimbursed expenses	1,311	1,121	3,931	3,309
General and administrative	1,057	1,360	3,559	4,218
Depreciation expense	7,765	7,809	23,157	22,995
Total expenses	47,628	52,870	139,063	155,855

Operating income	11,684	18,740	29,991	51,259

Interest expense, net	(660)	(512)	(1,470)	(1,352)

Net income	$11,024	$18,228	$28,521	$49,907

Basic and diluted net income per common share	$0.12	$0.20	$0.31	$0.55

Weighted average common shares outstanding - basic and diluted	91,097	91,092	91,165	90,712

Distributions declared per common share	$0.23	$0.23	$0.68	$0.67

See notes to consolidated financial statements.

Apple REIT Six, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine months ended	Nine months ended
	September 30, 2009	September 30, 2008

Cash flow provided by operating activities:
Net income	$28,521	$49,907
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	23,157	22,995
Other non-cash expenses, net	51	(118)
Changes in operating assets and liabilities, net of amounts acquired/assumed:
Due from third party manager	(1,212)	(3,729)
Other assets	155	(72)
Other liabilities	1,333	(78)
Net cash provided by operating activities	52,005	68,905

Cash flow used in investing activities:
Cash paid in acquisition of hotel	—	(18,159)
Acquisition of other assets	—	(325)
Capital improvements	(8,663)	(10,929)
Redemption of investment interest in non-hotel assets	3,240	—
Net increase in cash restricted for property improvements	(380)	(2)
Other investing activities, net	—	389
Net cash used in investing activities	(5,803)	(29,026)

Cash flow used in financing activities:
Net proceeds from line of credit	19,980	—
Payment of financing costs	(175)	(225)
Repayment of secured notes payable	(587)	(17,295)
Net proceeds from issuance of common stock	26,268	26,635
Redemptions of common stock	(30,964)	(14,059)
Cash distributions paid to shareholders	(61,659)	(61,141)
Net cash used in financing activities	(47,137)	(66,085)

Decrease in cash and cash equivalents	(935)	(26,206)

Cash and cash equivalents, beginning of period	935	33,261

Cash and cash equivalents, end of period	$—	$7,055

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These unaudited financial statements should be read in conjunction with the Company’s audited financial statements included in its 2008 Annual Report on Form 10-K.  Operating results for the period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the period ending December 31, 2009.

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

Earnings per Common Share

Basic earnings per common share are computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share are calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. There were no potential common shares with a dilutive effect during the three and nine months ended September 30, 2009 or 2008. Series B convertible preferred shares are not included in earnings per common share calculations until such time as the Series B convertible preferred shares are converted to common shares.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a pronouncement establishing the FASB Accounting Standards CodificationTM as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”).  The standard explicitly recognizes rules and interpretive releases of the Securities Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Noncontrolling Interests

In June 2009, the FASB issued a pronouncement which amends its guidance surrounding a company’s analysis to determine whether any of its variable interests constitute controlling financial interests in a variable interest entity.  This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:  (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. The new pronouncement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosure about an enterprise’s involvement with a variable interest entity.  This pronouncement will be applied prospectively and will be effective for interim and annual reporting periods beginning after November 15, 2009.  The adoption of this standard is not anticipated to have a material impact on the Company’s consolidated financial statements.

Subsequent Events

In May 2009, the FASB issued a pronouncement which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  Although there is new terminology, this pronouncement is based on the same principles as those that currently exist in the auditing standards.  This pronouncement, which includes a required disclosure of the date through which an entity has evaluated subsequent events, was effective for the Company beginning June 30, 2009.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Assets Acquired or Liabilities Assumed in a Business Combination

In April 2009, the FASB issued a pronouncement which amends its guidance for all assets acquired and all liabilities assumed in a business combination that arise from contingencies.  This pronouncement states that the acquirer will recognize such an asset or liability if the acquisition-date fair value of that asset or liability can be determined during the measurement period.  If it cannot be determined during the measurement period, then the asset or liability should be recognized as of the acquisition date if the following criteria are met: (1) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date, and (2) the amount of the asset or liability can be reasonably estimated.  This pronouncement was adopted by the Company in the first quarter of 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued a pronouncement which requires fair value disclosures for financial instruments that are not reflected in the condensed consolidated balance sheets at fair value. Prior to the issuance of this pronouncement, the fair values of those assets and liabilities were disclosed only once each year.  With the issuance of this pronouncement, this information will be required to be disclosed on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the condensed consolidated balance sheets at fair value.  This pronouncement was adopted by the Company in the second quarter of 2009 and did not have a material impact on the Company’s consolidated financial statements.

Note 3

Sale of Ownership Interest

In January 2009, the Company’s ownership interest in Apple Air Holding, LLC (Apple Air), was reduced from 50% to 26% through the redemption of a 24% ownership interest by Apple Air. The Company received approximately $3.2 million for the ownership interest redeemed. No gain or loss from the redemption was recognized by the Company. Due to the reduction in ownership the Company deconsolidated Apple Air and now records its ownership interest of approximately $2.6 million at September 30, 2009 in “Other assets, net”. The Company records its share of income or loss of Apple Air under the equity method of accounting, adjusting its investment accordingly. The other members of Apple Air are Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

Note 4

Line of Credit

In March 2008, the Company entered into a $20 million unsecured line of credit with a commercial bank. The applicable interest rate is equal to LIBOR (the London Interbank Offered Rate) plus 2%. Interest payments are due monthly. Effective August 31, 2009, the Company modified this agreement, increasing its capacity to $40 million. The principal must be paid by the maturity date of March 2011, and may be prepaid without penalty. The Company has an option to extend the line of credit one year, subject to a fee and certain conditions. Under the modified agreement, the new applicable interest rate is equal to LIBOR (the London Interbank Offered Rate) plus 3.5%, with a minimum interest rate of 5.0%.  The line of credit also has an unused fee of 0.5%. At September 30, 2009, the credit line had an outstanding principal balance of $20.0 million. At December 31, 2008, the credit line had no outstanding principal balance.

Note 5

Fair Value of Financial Instruments

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. As of September 30, 2009, the carrying value and estimated fair value of the Company’s debt was $48.3 and $49.6 million. As of December 31, 2008, the carrying value and estimated fair value of the Company’s debt was $29.1 and $31.2 million. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

Note 6

Related Parties

The Company has significant transactions with related parties.  These transactions cannot be construed to be arm’s length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“A6A”), pursuant to which A6A provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, is payable for these services. During the first nine months of 2009 and 2008, A6A utilized Apple Fund Management, LLC, a subsidiary of the Company, to provide these services. The advisory fees incurred under the agreement with A6A for the nine months ended September 30, 2009 and 2008, totaled approximately $1.1 and $1.9 million for each period and are included in general and administrative expense in the Company’s consolidated statements of operations.

Through its wholly-owned subsidiary, Apple Fund Management, LLC, the Company provides support services to Apple Suites Realty Group, Inc. (“ASRG”), A6A, Apple Seven Advisors, Inc. (“A7A”), Apple REIT Seven, Inc., Apple Eight Advisors, Inc. (“A8A”), Apple REIT Eight, Inc., Apple Nine Advisors, Inc. (“A9A”) and Apple REIT Nine, Inc. A7A provides day to day advisory and administrative functions for Apple REIT Seven, Inc. A8A provides day to day advisory and administrative functions for Apple REIT Eight, Inc. A9A provides day to day advisory and administrative functions for Apple REIT Nine, Inc. ASRG provides real estate brokerage services to Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Each of these companies has agreed to reimburse the Company for its costs in providing these services. For the nine months ended September 30, 2009 and 2008, the Company received reimbursement of its costs totaling approximately $3.9 and $3.3 million. ASRG, A6A, A7A, A8A and A9A are 100% owned by Glade Knight, the Company’s Chairman and Chief Executive Officer.

Including ASRG, A6A, A7A, A8A and A9A discussed above, Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Members of the Company’s Board of Directors are also on the boards of Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

Note 7

Shareholders’ Equity

In July 2005, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually paid for the Unit; or (2) $11.00 per Unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the nine months ended September 30, 2009, the Company redeemed approximately 2.8 million Units in the amount of $31.0 million under the program. During the nine months ended September 30, 2008, the Company redeemed approximately 1.3 million Units in the amount of $14.1 million.

In February 2006, the Company instituted a Dividend Reinvestment Plan for its shareholders.  The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. During the nine months ended September 30, 2009, approximately 2.4 million Units, representing $26.3 million in proceeds to the Company, were issued under the plan. During the nine months ended September 30, 2008, approximately 2.4 million Units, representing $26.6 million in proceeds to the Company, were issued under the plan.

Note 8

Subsequent Events

The Company has evaluated subsequent events through November 4, 2009, the date these financial statements were filed with the Securities and Exchange Commission.

In October 2009, the Company declared and paid approximately $6.9 million, or $.075 per share, in distributions to its common shareholders of which $2.9 million or 264,098 Units were reinvested under the Company’s Dividend Reinvestment Plan.

On October 20, 2009, the Company redeemed 657,444 Units in the amount of $7.2 million under its Unit Redemption Program.

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

Overview

Apple REIT Six, Inc. (together with its wholly owned subsidiaries, the “Company”) was formed and initially capitalized on January 20, 2004, with its first investor closing on April 23, 2004. The Company owns 68 hotels within different markets in the United States. The Company is treated as a Real Estate Investment Trust (“REIT”) for federal income tax purposes. The Company’s first hotel was acquired on May 28, 2004. Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels within their respective markets, in general, has met the Company’s expectations for the period owned. However, with the decline in economic conditions throughout the United States, the Company has experienced a significant decline in revenue as compared to the prior year. Although there is no way to predict general economic conditions, the Company anticipates revenue and income declines as compared to the same period in 2008 throughout the remainder of 2009 and into 2010. The Company is aggressively working with its management companies to reduce costs to offset revenue declines as much as possible. In evaluating financial condition and operating performance, the most important matters on which the Company focuses are revenue measurements, such as average occupancy, average daily rate, revenue per available room and market yield, which compares an individual hotel’s results to others in its local market; and expenses, such as hotel operating expenses, general and administrative and other expenses described below.  The following is a summary of the Company’s results:

	Three months ended September 30,					Nine months ended September 30,
(in thousands except statistical data)	2009	Percent of Hotel Revenue	2008	Percent of Hotel Revenue	Percent Change	2009	Percent of Hotel Revenue	2008	Percent of Hotel Revenue	Percent Change

Total hotel revenue	$58,001	100%	$70,489	100%	-18%	$165,123	100%	$203,805	100%	-19%
Hotel operating expenses	34,098	59%	39,174	56%	-13%	98,051	59%	114,943	56%	-15%
Taxes, insurance and other expense	3,397	6%	3,406	5%	—%	10,365	6%	10,390	5%	—%
General and administrative expense	1,057	2%	1,360	2%	-22%	3,559	2%	4,218	2%	-16%

Depreciation	7,765		7,809		-1%	23,157		22,995		1%
Interest expense, net	660		512		29%	1,470		1,352		9%

Number of Hotels	68		68		—%	68		68		—%
Average RevPAR Market Yield (1)	121		119		2%	122		121		1%

ADR	$108		$120		-10%	$108		$118		-8%
Occupancy	70%		75%		-7%	66%		74%		-11%
RevPAR	$75		$90		-17%	$72		$87		-17%

(1) Includes hotels owned for the entire period presented. Data is calculated from information provided by Smith Travel Research, Inc.

Hotels Owned

As of September 30, 2009, the Company owned 68 hotels, with a total of 7,897 rooms. The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

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

Results of Operations

Hotel performance is impacted by many factors including the economic conditions in the United States, as well as each locality. Due to a general decline in economic conditions throughout the United States, results from operations did not meet expectations. The Company experienced a decline in net income in the first nine months of 2009 as compared to the first nine months of 2008. The decline is expected to continue until general economic conditions improve. Based on industry analysts, a moderate decline to stable revenue as compared to 2009 is expected for 2010.

Revenues

The Company’s principal source of revenue is hotel room revenue and other related revenue. Hotel operations are for the 68 hotels acquired through September 30, 2009 for their respective periods owned. For the three months ended September 30, 2009 and 2008, the Company had total hotel revenue of $58.0 and $70.5 million, respectively, with average occupancy of 70% and 75%, average daily rate (“ADR”) of $108 and $120 and revenue per available room (“RevPAR”) of $75 and $90. For the nine months ended September 30, 2009 and 2008, the Company had total hotel revenue of $165.1 and $203.8 million, respectively, with average occupancy of 66% and 74%, ADR of $108 and $118 and RevPAR of $72 and $87. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR. These rates are consistent with industry and brand averages. The Company continually works with the hotel managers to maximize rates and occupancy. As a result, although RevPAR has declined, the Company has maintained its average market share as compared to the first nine months of 2008. As supply of hotel rooms in markets that the Company serves has met demand and general economic conditions have deteriorated, the Company’s revenue has declined as compared to previous years. In the nine months of 2009, RevPAR was down approximately 17% compared to the first nine months of 2008. The Company anticipates this trend to continue throughout the rest of 2009. Although it is not possible to predict when economic conditions will improve or their impact on the hotel industry, many industry analysts forecast 15-20% declines in RevPAR for the full calendar year of 2009 as compared to 2008 rates.  Analysts currently forecast 0 — 5% declines in RevPAR for 2010 as compared to 2009.

Expenses

With the Company’s revenue decline, the Company and its managers are aggressively reducing expenses where possible while still maintaining the quality and service levels of its properties. While certain costs of a hotel are fixed in nature, such as management costs, certain utility costs, minimum maintenance and supply costs, the Company has been successful in reducing overall payroll costs, food and supplies, and utilities by continually monitoring and sharing utilization data across its hotels and management companies. For the three months ended September 30, 2009 and 2008, hotel operating expenses totaled $34.1 and $39.2 million, respectively, or 59% and 56% of total hotel revenue. For the nine months ended September 30, 2009 and 2008, hotel operating expenses totaled $98.1 and $114.9 million, respectively, or 59% and 56% of total hotel revenue. The Company will continue to aggressively work with its managers to reduce operating costs as revenue declines; however, declines in costs are not expected to offset declines in revenue.

Taxes, insurance, and other expenses for the three months ended September 30, 2009 and 2008 were $3.4 million, or 6% and 5% of total hotel revenue. For the nine months ended September 30, 2009 and 2008, taxes, insurance, and other expenses were $10.4 million, or 6% and 5% of total hotel revenue. The Company expects property insurance and property taxes to continue to remain consistent with 2008 expenses for the remainder of 2009.

General and administrative expenses for the three months ended September 30, 2009 and 2008 were $1.1 and $1.4 million, or 2% of total hotel revenue for each period. For the nine months ended September 30, 2009 and 2008, general administrative expenses were $3.6 and $4.2 million, or 2% of hotel revenue for each period. The principal components of general and administrative expense are advisory fees, legal fees, accounting fees and reporting expense.

Depreciation expense was $7.8 million each period for the three months ended September 30, 2009 and 2008. For the nine months ended September 30, 2009 and 2008, depreciation expense was $23.2 and $23.0 million. Depreciation expense represents expense of the Company’s 68 hotels and related personal property for their respective periods owned. The increase in depreciation expense from the first nine months of 2008 to the first nine months of 2009 results from renovations completed throughout 2008 and during the first nine months of 2009.

Interest expense, net was $0.7 and $0.5 million for the three months ended September 30, 2009 and 2008, and $1.5 and $1.4 million for the nine months ended September 30, 2009 and 2008. Interest expense relates to debt assumed with certain properties acquired, as well as borrowings on the Company’s line of credit. During the nine months ended September 30, 2009 and 2008, the Company capitalized approximately $0.3 and $0.4 million of interest associated with renovation activities.

Liquidity and Capital Resources

Operating cash flow from the properties owned and a $40 million line of credit are the Company’s principal source of liquidity. In addition, the Company may also borrow additional funds, subject to limitations set forth in its bylaws. The Company anticipates that cash flow and available credit will be adequate to cover its operating expenses and to permit the Company to meet its anticipated liquidity requirements, including distributions, capital expenditures and debt service.

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions in the first nine months of 2009 totaled $61.7 million. For the same period the Company’s cash generated from operations was $52.0 million. The shortfall was funded by borrowings on the line of credit and cash on hand. Any shortfall for the full year will include a return of capital, and will be funded from cash on hand or borrowings on the credit line. Beginning in February 2008, the monthly dividend rate was raised from $0.073 per common share to $0.075 per common share. The Company intends to continue paying distributions on a monthly basis. However, since there can be no assurance of the ability of the Company’s properties to provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate. Additionally, in light of the weakness in economic conditions throughout the United States, the Board of Directors monitors the Company’s distribution rate relative to the performance of the hotels on an ongoing basis and may make adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company.

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, an amount of 3% to 5% of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. During the first nine months of 2009, the Company completed seven hotel renovations. Total capital expenditures for the period were approximately $9 million. Due to the deterioration in income the Company has reduced its capital expenditure plans for the remainder of 2009. Total 2009 capital expenditures are expected to be approximately $10 million.

In February 2006, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. During the nine months ended September 30, 2009, approximately 2.4 million Units, representing $26.3 million in proceeds to the Company, were issued under the plan. During the nine months ended September 30, 2008, approximately 2.4 million Units, representing $26.6 million in proceeds to the Company, were issued under the plan.

In July 2005, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually paid for the Unit; or (2) $11.00 per Unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the nine months ended September 30, 2009, the Company redeemed approximately 2.8 million Units in the amount of $31.0 million under the program. During the nine months ended September 30, 2008, the Company redeemed approximately 1.3 million Units in the amount of $14.1 million.

Related Party Transactions

The Company has significant transactions with related parties.  These transactions cannot be construed to be arm’s length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“A6A”), pursuant to which A6A provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, is payable for these services. During the first nine months of 2009 and 2008, A6A utilized Apple Fund Management, LLC, a subsidiary of the Company, to provide these services. The advisory fees incurred under the agreement with A6A for the nine months ended September 30, 2009 and 2008, totaled approximately $1.1 and $1.9 million for each period and are included in general and administrative expense in the Company’s consolidated statements of operations.

Through its wholly-owned subsidiary, Apple Fund Management, LLC, the Company provides support services to Apple Suites Realty Group, Inc. (“ASRG”), A6A, Apple Seven Advisors, Inc. (“A7A”), Apple REIT Seven, Inc., Apple Eight Advisors, Inc. (“A8A”), Apple REIT Eight, Inc., Apple Nine Advisors, Inc. (“A9A”) and Apple REIT Nine, Inc. A7A provides day to day advisory and administrative functions for Apple REIT Seven, Inc. A8A provides day to day advisory and administrative functions for Apple REIT Eight, Inc. A9A provides day to day advisory and administrative functions for Apple REIT Nine, Inc. ASRG provides real estate brokerage services to Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Each of these companies has agreed to reimburse the Company for its costs in providing these services. For the nine months ended September 30, 2009 and 2008, the Company received reimbursement of its costs totaling approximately $3.9 and $3.3 million. ASRG, A6A, A7A, A8A and A9A are 100% owned by Glade Knight, the Company’s Chairman and Chief Executive Officer.

Including ASRG, A6A, A7A, A8A and A9A discussed above, Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Members of the Company’s Board of Directors are also on the boards of Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

In January 2009, the Company’s ownership interest in Apple Air Holding, LLC (Apple Air), was reduced from 50% to 26% through the redemption of a 24% ownership interest by Apple Air. The Company received approximately $3.2 million for the ownership interest redeemed. No gain or loss from the redemption was recognized by the Company. Due to the reduction in ownership the Company deconsolidated Apple Air and now records its ownership interest of approximately $2.6 million at

September 30, 2009 in “Other assets, net”. The Company records its share of income or loss of Apple Air under the equity method of accounting, adjusting its investment accordingly. The other members of Apple Air are Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

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

Recent Accounting Pronouncements

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a pronouncement establishing the FASB Accounting Standards CodificationTM as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”).  The standard explicitly recognizes rules and interpretive releases of the Securities Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Noncontrolling Interests

In June 2009, the FASB issued a pronouncement which amends its guidance surrounding a company’s analysis to determine whether any of its variable interests constitute controlling financial interests in a variable interest entity.  This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:  (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. The new pronouncement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosure about an enterprise’s involvement with a variable interest entity.  This pronouncement will be applied prospectively and will be effective for interim and annual reporting periods beginning after November 15, 2009.  The adoption of this standard is not anticipated to have a material impact on the Company’s consolidated financial statements.

Subsequent Events

In May 2009, the FASB issued a pronouncement which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  Although there is new terminology, this pronouncement is based on the same principles as those that currently exist in the auditing standards.  This pronouncement, which includes a required disclosure of the date through which an entity has evaluated subsequent events, was effective for the Company beginning June 30, 2009.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Assets Acquired or Liabilities Assumed in a Business Combination

In April 2009, the FASB issued a pronouncement which amends its guidance for all assets acquired and all liabilities assumed in a business combination that arise from contingencies.  This pronouncement states that the acquirer will recognize such an asset or liability if the acquisition-date fair value of that asset or liability can be determined during the measurement period.  If it cannot be determined during the measurement period, then the asset or liability should be recognized as of the acquisition date if the following criteria are met: (1) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date, and (2) the amount of the asset or liability can be reasonably estimated.  This pronouncement was adopted by the Company in the first quarter of 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued a pronouncement which requires fair value disclosures for financial instruments that are not reflected in the condensed consolidated balance sheets at fair value. Prior to the issuance of this pronouncement, the fair values of those assets and liabilities were disclosed only once each year.  With the issuance of this pronouncement, this information will be required to be disclosed on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the condensed consolidated balance sheets at fair value.  This pronouncement was adopted by the Company in the second quarter of 2009 and did not have a material impact on the Company’s consolidated financial statements.

Subsequent Events

In October 2009, the Company declared and paid approximately $6.9 million, or $.075 per share, in distributions to its common shareholders of which $2.9 million or 264,098 Units were reinvested under the Company’s Dividend Reinvestment Plan.

On October 20, 2009, the Company redeemed 657,444 Units in the amount of $7.2 million under its Unit Redemption Program.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of September 30, 2009, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk. The Company is exposed to changes in short term interest rates paid on its line of credit. Based on the balance of the Company’s line of credit at September 30, 2009, of $20.0 million, every 100 basis points change in interest rates will impact the Company’s annual net income by $200,000, all other factors remaining the same. The Company’s cash balance at September 30, 2009 was $0.

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

PART II.                         OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unit Redemption Program

In July 2005, the Company instituted a Unit redemption program to provide its shareholders who have held their Units for at least one year with the benefit of limited interim liquidity, by presenting for redemption all or any portion of their Units at any time and in accordance with certain procedures. Once this time limitation has been met, the Company may, subject to certain conditions and limitations, redeem the Units presented for redemption for cash, to the extent that the Company has sufficient funds available to fund the redemption. If Units are held for the required one-year period, the Units may be redeemed for a purchase price equal to the lesser of: (1) $11.00 per Unit; or (2) the purchase price per Unit that was actually paid for the Units. The board of directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period, reject any request for redemption, change the purchase price for redemptions or otherwise amend the terms of, suspend, or terminate the Unit redemption program.  The following is a summary of redemptions during the third quarter of 2009:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
July 2009	758,092	$10.95	10,451,951	(1)

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

APPLE REIT SIX, INC.

By:	/s/ GLADE M. KNIGHT	Date: November 4, 2009
Glade M. Knight,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: November 4, 2009
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)