Form 10-K
period 2009-12-31
APPLE REIT SIX INC
filed 2010-03-05
CIK 1277151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-51270

APPLE REIT SIX, INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	20-0620523
(State of Organization)	(I.R.S. Employer Identification Number)
814 EAST MAIN STREET	23219
RICHMOND, VIRGINIA	(Zip Code)
(Address of principal executive offices)

(804) 344-8121
(Registrant's telephone number, including area code)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

         There is currently no established public market in which the Company's common shares are traded. Based upon the price that Apple REIT Six, Inc.'s common equity last sold, which was $11, on June 30, 2009, the aggregate market value of the voting common equity held by non-affiliates of the registrant on such date was $1,004,183,000. The Company does not have any non-voting common equity.

         Number of registrant's common shares outstanding as of February 28, 2010: 91,363,405

Documents Incorporated by Reference

         The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant's definitive proxy statement for the annual meeting of shareholders to be held on May 6, 2010.

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

PART I

        This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Apple REIT Six, Inc. ("the Company") to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company's ability to manage planned growth; changes in economic cycles, including the current economic recession throughout the United States; and competition within the hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company's qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company's financial statements and the notes thereto, as well as the risk factors described in the Company's filings with the Securities and Exchange Commission and Item 1A.

Item 1.    Business

        Apple REIT Six, Inc. is a Virginia corporation formed to invest in hotels and other selected real estate in select metropolitan areas in the United States. Initial capitalization occurred on January 20, 2004 and operations began on May 28, 2004 when the Company acquired its first hotel.

        The Company is a real estate investment trust ("REIT") which owns hotels in the United States. The REIT Modernization Act, effective January 1, 2001, permits real estate investment trusts to establish taxable businesses to conduct certain previously disallowed business activities. The Company has wholly-owned taxable REIT subsidiaries which lease all of the Company's hotels from wholly-owned qualified REIT subsidiaries. The hotels are operated and managed by affiliates of Marriott International, Inc. ("Marriott"), Stonebridge Realty Advisors, Inc. ("Stonebridge"), Hilton Worldwide ("Hilton"), Western International ("Western"), Larry Blumberg & Associates ("LBA"), White Lodging Services Corporation ("WLS"), Inn Ventures, Inc. ("Inn Ventures"), or Newport Hospitality Group, Inc. ("Newport") under separate hotel management agreements.

        The Company has no foreign operations or assets and its operating structure includes only one segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company transactions and balances have been eliminated upon consolidation. Refer to Part II, Item 8 of this report, for the consolidated financial statements.

Website Access

        The address of the Company's Internet website is www.applereitsix.com. The Company makes available free of charge through its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.

Business Objectives

        The Company's primary objective is to enhance shareholder value by increasing funds from operations and cash available for distributions through internal growth and selective hotel renovation. This strategy includes utilizing the Company's asset management expertise to improve the quality of the Company's hotels by aggressively managing room rates, partnering with industry leaders in hotel management and franchising the hotels with leading brands, thereby improving the performance of an individual hotel in its local market. When cost effective, the Company renovates its properties to increase its ability to compete in particular markets. The Company believes its planned renovations and strong asset management will continue to increase each hotel's performance in its individual market, although there can be no assurance of such results. As of December 31, 2009, the Company owned 68 hotels.

Financing

        The Company has seven notes payable that were assumed in conjunction with the acquisition of hotels. These notes have maturity dates ranging from 2011 to 2014. The Company also has available a $40 million line of credit that is used to fund capital expenditures along with general working capital needs. The outstanding balance of the line of credit was $25.9 million at December 31, 2009. It is anticipated that cash on hand, cash from operations and the line of credit will satisfy the Company's cash requirements. The Company will pursue additional financing in 2010 so that it can make distributions in excess of distributions required to maintain its REIT status. Historically, the Company has maintained a relatively stable monthly dividend rate instead of raising and lowering the distribution with varying economic cycles. With the depressed financial results of the Company and the lodging industry, the Company will attempt to utilize additional financing to achieve this objective. Although the Company has relatively low levels of debt, there can be no assurances it will be successful with this strategy and may need to reduce its distributions to levels required to maintain its REIT status. The Company's bylaws require board approval and review of any debt financing obtained by the Company.

Industry and Competition

        The hotel industry is highly competitive. Each of the Company's hotels is located in a developed area that includes other hotels and competes for guests primarily with other hotels in the Company's immediate vicinity and secondarily with other hotels in the Company's geographic market. An increase in the number of competitive hotels in a particular area could have a material adverse effect on the occupancy, average daily rate ("ADR") and revenue per available room ("RevPAR") of the Company's hotels in that area. The Company believes that brand recognition, location, price and quality (of both the hotel and the services provided) are the principal competitive factors affecting the Company's hotels. General economic conditions in a particular market and nationally impact the performance of the hotel industry nationally and in particular markets.

Hotel Operating Performance

        As of December 31, 2009, the Company owned fourteen Hilton Garden Inn hotels, ten Residence Inn hotels, ten Courtyard hotels, eight SpringHill Suites hotels, six Homewood Suites hotels, six TownePlace Suites hotels, five Fairfield Inn hotels, four Hampton Inn hotels, three Hampton Inn & Suites hotels and two full service Marriott hotels. They are located in 18 states and, in aggregate, consist of 7,897 rooms.

        Room revenue for these hotels totaled $199.0 million in 2009, and the hotels achieved average occupancy of 65%, ADR of $106 and RevPAR of $69, compared with $238.4 million of room revenue, average occupancy of 71%, ADR of $117 and RevPAR of $83 in 2008. Due to a general decline in economic conditions throughout the United States, the financial results of the Company's hotels did not meet expectations in 2009. It is anticipated that the properties' performance will continue to be below comparable pre-recession operating periods until general economic conditions improve. The Company will continue to aggressively pursue market opportunities to improve revenue and aggressively pursue cost controls to improve results during and after the economic downturn. Although it is not possible to predict when economic conditions will improve or their impact on the hotel industry, many industry analysts forecast 0-5% declines in RevPAR in 2010 as compared to 2009. While reflecting the impact of declining economic activity, the Company's hotel performance as compared to other hotels within each individual market has generally met expectations. The Company's average RevPAR index increased by 2% to 121.4 in 2009, compared to the market average of 100. The RevPAR index measures an individual hotel's performance as compared to other hotels in a particular market, and is provided by Smith Travel Research, Inc.®, an independent company that tracks historical hotel performance in most markets throughout the world.

Management and Franchise Agreements

        Each of the Company's 68 hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies: Marriott, Stonebridge, Hilton, Western, LBA, WLS, Inn Ventures or Newport. The agreements have remaining terms ranging from 1 to 25 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. During the years ended December 31, 2009, 2008 and 2007, the Company incurred approximately $6.6, $9.8 and $9.9 million in management fees.

        Stonebridge, Western, LBA, WLS, Inn Ventures and Newport are not affiliated with either Marriott or Hilton, and as a result, the hotels managed by these companies were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for a term of 13 to 20 years. Fees associated with the Hilton agreements generally include the payment of royalty fees and program fees based on room revenues. The Marriott franchise agreements provide for an initial term of 15 to 20 years. Fees associated with the Marriott agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. During the years ended December 31, 2009, 2008 and 2007, the Company incurred approximately $8.9, $10.5 and $10.3 million in franchise fees.

Maintenance

        The hotels have an ongoing need for renovation and refurbishment. Under various hotel management agreements, the Company has agreed to fund expenditures for periodic repairs, replacement or refurbishment of furniture, fixtures and equipment for the hotels in an amount equal to a certain percentage of gross revenues. In addition, other capital improvement projects are directly funded by the Company. During 2009 and 2008 the Company spent approximately $9 and $14 million on capital expenditures.

Employees

        During 2009, all employees involved in the day-to-day operation of the Company's hotels were employed by third party management companies engaged pursuant to the hotel management agreements. At December 31, 2009, the Company had 43 employees.

Environmental Matters

        In connection with each of the Company's hotel acquisitions, the Company obtained a Phase I Environmental Report and additional environmental reports and surveys, as are necessitated by the preliminary report. Based on the reports, the Company is not aware of any environmental situations requiring remediation at the Company's properties, which have not been, or are not currently being remediated. No material remediation costs have or are expected to occur.

Related Parties

        The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company's operations may be different if these transactions were conducted with non-related parties.

        The Company has a contract with Apple Six Realty Group ("A6RG"), a related party, to provide brokerage services for the acquisition and disposition of the Company's real estate assets. In accordance with the contract, A6RG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of December 31, 2009, payments to A6RG for services under the terms of this contract have totaled $16.9 million since inception, which were capitalized as a part of the purchase price of the hotels. There were no fees incurred during 2009 under this contract.

        The Company is party to an advisory agreement with Apple Six Advisors, Inc. ("A6A"), pursuant to which A6A provides management services to the Company. An annual fee ranging from ..1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. During the years ended December 31, 2009, 2008 and 2007, the Company incurred $1.5, $2.5 and $2.5 million in fees under this agreement.

        Through its wholly-owned subsidiary, Apple Fund Management, LLC, the Company provides support services to A6RG, Apple Suites Realty Group, Inc. ("ASRG"), A6A, Apple Seven Advisors, Inc. ("A7A"), Apple REIT Seven, Inc., Apple Eight Advisors, Inc. ("A8A"), Apple REIT Eight, Inc., Apple Nine Advisors, Inc. ("A9A") and Apple REIT Nine, Inc. A7A provides day to day advisory and administrative functions for Apple REIT Seven, Inc. A8A provides day to day advisory and administrative functions for Apple REIT Eight, Inc. A9A provides day to day advisory and administrative functions for Apple REIT Nine, Inc. ASRG provides real estate brokerage services to Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Each of these companies has agreed to reimburse the Company for its costs in providing these services. A6RG, ASRG, A6A, A7A, A8A and A9A are 100% owned by Glade Knight, the Company's Chairman and Chief Executive Officer. For the years ended December 31, 2009, 2008 and 2007, the Company received reimbursement of its costs totaling $5.9, $4.6 and $0.9 million.

        Including A6RG, ASRG, A6A, A7A, A8A and A9A discussed above, Mr. Knight is also Chairman and CEO of Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Members of the Company's Board of Directors are also on the boards of Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

        The Company is a member of Apple Air Holding, LLC (Apple Air) which owns two Lear jets. The other members of Apple Air are Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

Item 1A.    Risk Factors

        The following describes several risk factors which are applicable to the Company.

Hotel Operations

        The Company's hotels are subject to all of the risks common to the hotel industry. These risks could adversely affect hotel occupancy and the rates that can be charged for hotel rooms as well as hotel operating expenses, and generally include:

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

General Economic Conditions

        Changes in general or local economic or market conditions, increased costs of energy, increased costs of insurance, increased costs of products, increased costs and shortages of labor, competitive factors, fuel shortages, quality of management, the ability of a hotel chain to fulfill any obligations to operators of its hotel business, limited alternative uses for the building, changing consumer habits, condemnation or uninsured losses, changing demographics, changing traffic patterns, inability to remodel outmoded buildings as required by the franchise or lease agreement and other factors beyond the Company's control may reduce the value of properties that the Company owns. As a result, cash available to make distributions to shareholders may be affected.

Current General Economic Recession and Slowdown in the Lodging Industry

        A recessionary environment, and uncertainty over its depth and duration, continues to have a negative impact on the lodging industry. There is some general consensus among economists that the economy in the United States is emerging from the recessionary environment of 2009, but high unemployment levels and sluggish business and consumer travel trends remain; as a result the Company continues to experience reduced demand for hotel rooms as compared to prior years. Accordingly, financial results have been impacted by the economic slowdown, and future financial results and growth could be further harmed until a more expansive national economic environment is prevalent.

Hospitality Industry

        The success of the Company's properties will depend largely on the property operators' ability to adapt to dominant trends in the hotel industry as well as greater competitive pressures, increased consolidation, industry overbuilding, dependence on consumer spending patterns and changing demographics, the introduction of new concepts and products, availability of labor, price levels and general economic conditions. The success of a particular hotel brand, the ability of a hotel brand to fulfill any obligations to operators of its business, and trends in the hotel industry may affect the Company's income and the funds it has available to distribute to shareholders.

        The hospitality industry could also experience a significant decline in occupancy and average daily rates due to a reduction in both business and leisure travel. General economic conditions, increased fuel costs, natural disasters and terrorist attacks are a few factors that could affect an individual's willingness to travel. The Company's property insurance will typically cover losses for property damage due to terrorist attacks or natural disasters. However, the Company is not insured against the potential negative effect a terrorist attack or natural disaster would have on the hospitality industry as a whole.

Seasonality

        The hotel industry is seasonal in nature. Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters. As a result, there may be quarterly fluctuations in results of operations and the Company may need to enter into short-term borrowing in certain periods in order to offset these fluctuations in revenues and to make distributions to shareholders.

Franchise Agreements

        The Company's wholly-owned taxable REIT subsidiaries operate all of the properties pursuant to franchise or license agreements with nationally recognized hotel brands. These agreements contain specific standards for, and restrictions and limitations on, the operation and maintenance of the Company's properties in order to maintain uniformity within the franchisor system. These standards could potentially conflict with the Company's ability to create specific business plans tailored to each property and to each market.

Competition

        The hotel industry is highly competitive. Each of the Company's hotels is located in a developed area that includes other hotels and competes for guests primarily with other hotels in the Company's immediate vicinity and secondarily with other hotels in the Company's geographic market. An increase in the number of competitive hotels in a particular area could have a material adverse effect on the occupancy, average daily rate ("ADR") and revenue per available room ("RevPAR") of the Company's hotels in that area. In addition, increases in operating costs due to inflation may not be offset by increased room rates.

Transferability of Shares

        There is and will be no public trading market for the common shares and the Series A preferred shares for an indefinite period of time, if ever. Therefore, the Units are and will be highly illiquid and very difficult to trade. In addition, there are restrictions on the transfer of the common shares. In order to qualify as a REIT, the shares must be beneficially owned by 100 or more persons and no more than 50% of the value of the Company's issued and outstanding shares may be owned directly or indirectly by five or fewer individuals. Therefore, the Company's bylaws provide that no person may own more than 9.8% of the issued and outstanding Units. Any purported transfer of our shares that would result in a violation of either of these limits will be declared null and void.

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

Distributions to Shareholders

        If the Company's properties do not generate sufficient revenue to meet operating expenses, cash flow and the Company's ability to make distributions to shareholders may be adversely affected. The Company is subject to all operating risks common to hotels. These risks might adversely affect occupancy or room rates. Increases in operating costs due to inflation and other factors may not necessarily be offset by increased room rates. The local, regional and national hotel markets may limit the extent to which room rates may be increased to meet increased operating expenses without decreasing occupancy rates. While the Company intends to make monthly distributions to shareholders, there can be no assurance that the Company will be able to make distributions at any particular time or rate, or at all. Further, there is no assurance that a distribution rate achieved for a particular period will be maintained in the future. Also, while management may establish goals as to particular rates of distribution or have an intention to make distributions at a particular rate, there can be no assurance that such goals or intentions will be realized.

        The Company's objective in setting a distribution rate is to project a rate that will provide consistency over the life of the Company, taking into account acquisitions and capital improvements, ramp up of new properties and varying economic cycles. The Company anticipates that it may need to utilize debt, offering proceeds and cash from operations to meet this objective. The Company evaluates the distribution rate on an ongoing basis and may make changes at any time if the Company feels the rate is not appropriate based on available cash resources.

        While the Company generally seeks to make distributions from its operating cash flows, distributions may be made (although there is no obligation to do so) in certain circumstances in part from financing proceeds or other sources, such as proceeds from the offering of Units. While distributions from such sources would result in the shareholder receiving cash, the consequences to the shareholder would differ from a distribution from operating cash flows. For example, if financing is the source of a distribution, that financing would have to be repaid, and if proceeds from the offering of Units are distributed, those proceeds would not then be available for other uses (such as property acquisitions or improvements).

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

        As of December 31, 2009, the Company owned 68 hotels consisting of the following:

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

Real Estate and Accumulated Depreciation
As of December 31, 2009
(dollars in thousands)

				Initial Cost		Subsequently Capitalized
City	State	Brand	Encumbrances	Land	Bldg./FF&E	Bldg. Imp. & FF&E	Total Gross Cost	Acc. Deprec.	Date of Construction	Date Acquired	Depreciable Life	# of Rooms
Birmingham	Alabama	Fairfield Inn	$—	$354	$2,057	$133	$2,544	$(327)	1995	Aug-05	3 - 39 yrs.	63
Dothan	Alabama	Courtyard	—	1,270	7,142	914	9,326	(1,151)	1996	Aug-05	3 - 39 yrs.	78
Dothan	Alabama	Hampton Inn & Suites	—	842	8,129	71	9,042	(1,273)	2004	Jun-05	3 - 39 yrs.	85
Huntsville	Alabama	Fairfield Inn	2,760	506	4,813	177	5,496	(621)	1999	Sep-05	3 - 39 yrs.	79
Huntsville	Alabama	Residence Inn	—	947	7,632	1,535	10,114	(1,252)	2002	Jun-05	3 - 39 yrs.	78
Montgomery	Alabama	SpringHill Suites	3,451	963	6,327	203	7,493	(810)	1998	Sep-05	3 - 39 yrs.	79
Tuscaloosa	Alabama	Courtyard	—	—	7,953	900	8,853	(1,163)	1996	Aug-05	3 - 39 yrs.	78
Tuscaloosa	Alabama	Fairfield Inn	—	—	4,240	157	4,397	(586)	1996	Aug-05	3 - 39 yrs.	63
Anchorage	Alaska	Hampton Inn	—	1,220	10,501	2,080	13,801	(2,346)	1997	Mar-05	3 - 39 yrs.	101
Anchorage	Alaska	Hilton Garden Inn	—	4,230	14,788	1,868	20,886	(2,612)	2002	Oct-04	3 - 39 yrs.	125
Anchorage	Alaska	Homewood Suites	—	1,803	11,046	125	12,974	(2,042)	2004	Oct-04	3 - 39 yrs.	122
Phoenix	Arizona	Hampton Inn	—	1,425	5,205	820	7,450	(1,253)	1998	Oct-04	3 - 39 yrs.	99
Tempe	Arizona	SpringHill Suites	—	1,170	7,159	117	8,446	(1,150)	1998	Jun-05	3 - 39 yrs.	121
Tempe	Arizona	TownePlace Suites	—	1,226	7,169	142	8,537	(1,141)	1998	Jun-05	3 - 39 yrs.	119
Arcadia	California	Hilton Garden Inn	—	1,718	10,195	2,351	14,264	(2,323)	1999	Oct-04	3 - 39 yrs.	124
Arcadia	California	SpringHill Suites	—	1,633	6,459	834	8,926	(1,449)	1999	Oct-04	3 - 39 yrs.	86
Bakersfield	California	Hilton Garden Inn	—	1,166	10,565	211	11,942	(1,848)	2004	Mar-05	3 - 39 yrs.	120
Folsom	California	Hilton Garden Inn	—	1,521	16,989	1,203	19,713	(2,527)	1999	Nov-05	3 - 39 yrs.	100
Foothill Ranch	California	Hampton Inn	4,094	1,056	6,499	831	8,386	(1,320)	1998	Apr-05	3 - 39 yrs.	84
Lake Forest	California	Hilton Garden Inn	—	1,541	9,425	235	11,201	(1,777)	2004	Oct-04	3 - 39 yrs.	103
Milpitas	California	Hilton Garden Inn	—	2,565	16,534	1,933	21,032	(2,883)	1999	Nov-05	3 - 39 yrs.	161
Roseville	California	Hilton Garden Inn	—	2,362	18,937	1,600	22,899	(2,965)	1999	Nov-05	3 - 39 yrs.	131
San Francisco	California	Hilton Garden Inn	—	2,007	9,545	2,106	13,658	(2,169)	1999	Jan-06	3 - 39 yrs.	169
Boulder	Colorado	Marriott	—	3,066	27,825	2,131	33,022	(4,747)	1997	May-05	3 - 39 yrs.	157
Glendale	Colorado	Hampton Inn & Suites	5,483	3,641	11,221	1,276	16,138	(2,331)	1999	Oct-04	3 - 39 yrs.	133
Lakewood	Colorado	Hampton Inn	—	2,508	8,090	472	11,070	(1,656)	2003	Oct-04	3 - 39 yrs.	170
Farmington	Connecticut	Courtyard	—	1,794	15,434	12	17,240	(2,050)	2005	Oct-05	3 - 39 yrs.	119
Rocky Hill	Connecticut	Residence Inn	—	1,472	11,284	7	12,763	(1,578)	2005	Aug-05	3 - 39 yrs.	96
Wallingford	Connecticut	Homewood Suites	—	1,419	12,072	174	13,665	(1,762)	2005	Jul-05	3 - 39 yrs.	104
Clearwater	Florida	SpringHill Suites	—	—	7,214	1	7,215	(964)	2006	Feb-06	3 - 39 yrs.	79
Lake Mary	Florida	Courtyard	—	690	5,568	1,815	8,073	(1,277)	1995	Mar-05	3 - 39 yrs.	86
Lakeland	Florida	Residence Inn	—	1,520	8,699	1,296	11,515	(1,517)	2001	Jun-05	3 - 39 yrs.	78
Orange Park	Florida	Fairfield Inn	2,933	855	6,979	204	8,038	(841)	1998	Nov-05	3 - 39 yrs.	83
Panama City	Florida	Courtyard	—	1,407	8,217	52	9,676	(1,080)	2006	Mar-06	3 - 39 yrs.	84
Pensacola	Florida	Courtyard	—	1,186	10,728	369	12,283	(1,446)	1997	Aug-05	3 - 39 yrs.	90
Pensacola	Florida	Fairfield Inn	—	470	4,703	176	5,349	(629)	1995	Aug-05	3 - 39 yrs.	63
Pensacola	Florida	Hampton Inn & Suites	—	1,248	8,354	11	9,613	(1,308)	2005	Jul-05	3 - 39 yrs.	85
Tallahassee	Florida	Hilton Garden Inn	—	1,103	10,130	804	12,037	(1,697)	1997	Mar-05	3 - 39 yrs.	99

Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2009
(dollars in thousands)

				Initial Cost		Subsequently Capitalized
City	State	Brand	Encumbrances	Land	Bldg./FF&E	Bldg. Imp. & FF&E	Total Gross Cost	Acc. Deprec.	Date of Construction	Date Acquired	Depreciable Life	# of Rooms
Albany	Georgia	Courtyard	—	1,253	7,658	88	8,999	(1,204)	2004	Jun-05	3 - 39 yrs.	84
Columbus	Georgia	Residence Inn	—	—	8,184	104	8,288	(1,211)	2003	Jun-05	3 - 39 yrs.	78
Savannah	Georgia	SpringHill Suites	2,795	693	5,099	187	5,979	(654)	1999	Sep-05	3 - 39 yrs.	79
Valdosta	Georgia	Courtyard	—	1,036	7,529	772	9,337	(1,131)	2002	Oct-05	3 - 39 yrs.	84
Mt. Olive	New Jersey	Residence Inn	—	1,410	11,331	79	12,820	(1,642)	2005	Sep-05	3 - 39 yrs.	123
Somerset	New Jersey	Homewood Suites	—	1,813	16,801	200	18,814	(2,325)	2005	Aug-05	3 - 39 yrs.	123
Saratoga Springs	New York	Hilton Garden Inn	—	2,399	15,885	1,506	19,790	(2,266)	1999	Sep-05	3 - 39 yrs.	112
Roanoke Rapids	North Carolina	Hilton Garden Inn	—	2,458	15,713	6	18,177	(1,031)	2008	Mar-08	3 - 39 yrs.	147
Hillsboro	Oregon	Courtyard	6,185	1,879	9,484	272	11,635	(1,164)	1996	Mar-06	3 - 39 yrs.	155
Hillsboro	Oregon	Residence Inn	—	2,665	13,295	303	16,263	(1,749)	1994	Mar-06	3 - 39 yrs.	122
Hillsboro	Oregon	TownePlace Suites	—	2,150	9,715	1,235	13,100	(1,636)	1999	Dec-05	3 - 39 yrs.	136
Portland	Oregon	Residence Inn	—	4,400	38,687	3,233	46,320	(5,517)	2001	Dec-05	3 - 39 yrs.	258
Pittsburgh	Pennsylvania	Residence Inn	—	1,161	10,267	1,681	13,109	(1,972)	1998	Sep-05	3 - 39 yrs.	156
Myrtle Beach	South Carolina	Courtyard	—	1,857	7,631	1,042	10,530	(1,876)	1999	Jun-04	3 - 39 yrs.	135
Nashville	Tennessee	Homewood Suites	—	1,170	7,177	518	8,865	(1,358)	1999	May-05	3 - 39 yrs.	121
Arlington	Texas	SpringHill Suites	—	1,122	6,649	115	7,886	(1,076)	1998	Jun-05	3 - 39 yrs.	122
Arlington	Texas	TownePlace Suites	—	1,033	6,373	160	7,566	(1,004)	1999	Jun-05	3 - 39 yrs.	95
Dallas	Texas	SpringHill Suites	—	1,372	18,737	509	20,618	(2,650)	1997	Dec-05	3 - 39 yrs.	147
Fort Worth	Texas	Homewood Suites	—	1,152	8,210	2,187	11,549	(1,756)	1999	May-05	3 - 39 yrs.	137
Fort Worth	Texas	Residence Inn	—	1,873	15,586	19	17,478	(2,366)	2005	May-05	3 - 39 yrs.	149
Ft. Worth	Texas	SpringHill Suites	—	2,125	11,619	56	13,800	(2,136)	2004	May-04	3 - 39 yrs.	145
Laredo	Texas	Homewood Suites	—	1,118	9,781	55	10,954	(1,411)	2005	Nov-05	3 - 39 yrs.	106
Laredo	Texas	Residence Inn	—	902	10,969	19	11,890	(1,599)	2005	Sep-05	3 - 39 yrs.	109
Las Colinas	Texas	TownePlace Suites	—	1,205	6,256	139	7,600	(1,086)	1998	Jun-05	3 - 39 yrs.	136
McAllen	Texas	Hilton Garden Inn	—	1,178	8,143	1,601	10,922	(1,465)	2000	Jul-05	3 - 39 yrs.	104
Fredericksburg	Virginia	Hilton Garden Inn	—	1,822	15,362	145	17,329	(2,133)	2005	Dec-05	3 - 39 yrs.	148
Richmond	Virginia	Corporate Office	—	381	1,038	3,751	5,170	(1,546)	1893	Jun-04	3 - 39 yrs.	N/A
Kent	Washington	TownePlace Suites	—	1,841	10,721	1,428	13,990	(1,830)	1999	Dec-05	3 - 39 yrs.	152
Mukilteo	Washington	TownePlace Suites	—	1,505	11,055	1,234	13,794	(1,752)	1999	Dec-05	3 - 39 yrs.	128
Redmond	Washington	Marriott	—	9,504	56,168	1,299	66,971	(9,852)	2004	Jul-04	3 - 39 yrs.	262
Renton	Washington	Hilton Garden Inn	—	1,277	14,674	1,969	17,920	(2,674)	1998	Nov-05	3 - 39 yrs.	150
Deposits on Construction in Progress			—	—	—	49	49	—

			$27,701	$109,658	$761,624	$55,307	$926,589	$(124,943)				7,897

        Investment in real estate at December 31, 2009, consisted of the following (in thousands):

Land	$109,621
Building and Improvements	753,460
Furniture, Fixtures and Equipment	63,508

926,589
Less Accumulated Depreciation	(124,943)

Investment in Real Estate, net	$801,646

        For additional information about the Company's properties, refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.    Legal Proceedings

        The Company is not presently subject to any material litigation nor, to the Company's knowledge, is any litigation threatened against the Company or any of its properties, other than routine actions arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the Company's business or financial condition or results of operations.

PART II

Item 5.    Market For Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Shares

        There is currently no established public market in which the Company's common shares are traded. As of December 31, 2009, there were 91,472,421 Units outstanding. Each Unit consists of one common share, no par value, and one Series A preferred share of the Company. The per-share estimated market value is deemed to be the offering price of the shares, which is currently $11.00 per share. This is supported by the fact that the Company is currently selling shares to the public at a price of $11.00 per share through its Dividend Reinvestment Plan and the Company is repurchasing shares at $11.00 from shareholders under its Unit Redemption Program. The Units are held by approximately 20,000 beneficial shareholders.

Dividend Reinvestment Plan

        In February 2006, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company's Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. As of December 31, 2009, approximately 11.5 million Units, representing $126.0 million in proceeds to the Company, have been issued under the plan.

Unit Redemption Program

        In July 2005, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually paid for the Unit; or (2) $11.00 per Unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As of December 31, 2009, the Company has redeemed approximately 11.1 million Units in the amount of $121.8 million under the program. The following is a summary of redemptions during the fourth quarter of 2009:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
October 2009	657,444	$10.97	11,109,396	(1)

(1)
The maximum number of Units that may be redeemed in any 12 month period is limited to five percent (5.0%) of the weighted average number of Units outstanding from the beginning of the 12 month period.

Series A Preferred Shares

        The Series A preferred shares have no voting rights and no conversion rights. In addition, the Series A preferred shares are not separately tradable from the common shares to which they relate. The Series A preferred shares do not have any distribution rights except a priority distribution upon the sale of the Company's assets. The priority distribution ("Priority Distribution") will be equal to $11.00 per Series A preferred share, and will be paid before any distribution will be made to the holders of any other shares. Upon the Priority Distribution, the Series A preferred shares will have no other distribution rights.

Series B Convertible Preferred Shares

        The Company currently has 240,000 Series B convertible preferred shares issued and outstanding, all owned by Glade M. Knight, the Company's Chairman and Chief Executive Officer. There are no dividends payable on the Series B convertible preferred shares. Holders of more than two-thirds of the Series B convertible preferred shares must approve any proposed amendment to the Articles of Incorporation that would adversely affect the Series B convertible preferred shares. Upon liquidation, each holder of the Series B convertible preferred shares is entitled to a priority liquidation payment. However, the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11 per number of common shares into which each Series B convertible preferred share would convert. In the event that the liquidation of the Company's assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis. The Series B convertible preferred shares are convertible into common shares upon and for 180 days following the occurrence of any of the following events: (1) substantially all of the Company's assets, stock or business is sold or transferred through exchange, merger, consolidation, lease, share exchange or otherwise, other than a sale of assets in liquidation, dissolution or winding up of the Company's business; or (2) the termination or expiration without renewal of the advisory agreement with Apple Six Advisors, Inc., or if the Company ceases to use Apple Six Realty Group, Inc. to provide property acquisition and disposition services; or (3) the Company's common shares are listed on any securities exchange or quotation system or in any established market.

Preferred Shares

        The Company's articles of incorporation authorize issuance of up to 15 million additional preferred shares. No preferred shares other than the Series A preferred shares and the Series B convertible preferred shares (discussed above) have been issued. The Company believes that the authorization to issue additional preferred shares benefits the Company and its shareholders by permitting flexibility in financing additional growth, giving the Company additional financing options in corporate planning and in responding to developments in business, including financing of additional acquisitions and other general corporate purposes. Having authorized preferred shares available for issuance in the future gives the Company the ability to respond to future developments and allows preferred shares to be issued without the expense and delay of a special shareholders' meeting. At present, the Company has no specific financing or acquisition plans involving the issuance of additional preferred shares and the Company does not propose to fix the characteristics of any series of preferred shares in anticipation of issuing preferred shares other than the Series A preferred shares and Series B convertible preferred shares discussed above. The Company cannot now predict whether or to what extent, if any, additional preferred shares will be used or if so used what the characteristics of a particular series may be. The voting rights and rights to distributions of the holders of common shares will be subject to the prior rights of the holders of any subsequently-issued preferred shares. Unless otherwise required by applicable law or regulation, the preferred shares would be issuable without further authorization by holders of the common shares and on such terms and for such consideration as may be determined by the Board of Directors. The preferred shares could be issued in one or more series having varying voting rights, redemption and conversion features, distribution (including liquidating distribution) rights and preferences, and other rights, including rights of approval of specified transactions. A series of preferred shares could be given rights that are superior to rights of holders of common shares and a series having preferential distribution rights could limit common share distributions and reduce the amount holders of common shares would otherwise receive on dissolution.

Distribution Policy

        To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions in 2009 totaled $82.2 million and were paid monthly at a rate of $0.075 per common share. Distributions in 2008 totaled $81.7 million and were paid monthly at a rate of $0.075 per common share beginning in February 2008 and $0.073 per common share prior to that date. In January 2010 the Company's Board of Directors approved a reduction in the Company's monthly distribution rate to $0.064 per common share effective with the planned March 2010 distribution. The timing and amounts of distributions to shareholders are within the discretion of the Company's Board of Directors. The amount and frequency of future distributions will depend on the Company's results of operations, cash flow from operations, economic conditions, working capital requirements, cash requirements to fund investing and financing activities, capital expenditure requirements, including improvements to and expansions of properties and the acquisition of additional properties, as well as the distribution requirements under federal income tax provisions for qualification as a REIT.

Non-Employee Directors Stock Option Plan and Incentive Plan

        The Company's Board of Directors has adopted and the Company's shareholders have approved a Non-Employee Directors Stock Option Plan and an Incentive Plan. The options issued under each plan, upon exercise, convert to Units. Each Unit consists of one common share and one Series A preferred share of the Company. As of December 31, 2009, options to purchase 361,188 Units were outstanding with a weighted average exercise price of $11 per Unit. The following is a summary of securities issued under the plans as of December 31, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation plans approved by security holders
Non-Employee Directors Stock Option Plan	361,188	$11.00	1,238,357
Incentive Plan	—	$—	4,029,318

Item 6.    Selected Financial Data

        The following table sets forth selected financial data for each of the five years in the period ended December 31, 2009. Certain information in the table has been derived from the Company's audited financial statements and notes thereto. This data should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations, and

Item 15(1), the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

(in thousands except per share and statistical data)	For the year ended December 31, 2009	For the year ended December 31, 2008	For the year ended December 31, 2007	For the year ended December 31, 2006	For the year ended December 31, 2005
Revenues:
Room revenue	$198,994	$238,423	$236,278	$217,629	$91,610
Other revenue	14,796	19,822	20,770	18,246	10,180
Reimbursed expenses	5,899	6,057	886	—	—

Total revenue	219,689	264,302	257,934	235,875	101,790
Expenses:
Hotel operating expenses	128,684	147,832	144,931	135,578	59,867
Taxes, insurance and other	13,542	13,812	13,605	13,491	5,340
Reimbursed expenses	5,899	6,057	886	—	—
General and administrative	4,935	5,397	5,637	5,355	3,526
Depreciation	30,938	30,918	27,694	25,529	11,366
Interest and other expenses, net	2,312	1,784	1,853	1,809	(2,126)

Total expenses	186,310	205,800	194,606	181,762	77,973

Net income	$33,379	$58,502	$63,328	$54,113	$23,817

Per Share
Net income per common share	$0.37	$0.64	$0.71	$0.61	$0.42
Distributions paid to common shareholders	$0.90	$0.90	$0.88	$0.88	$0.88
Weighted-average common shares outstanding—basic and diluted	91,178	90,899	89,644	88,869	56,451

Balance Sheet Data (at end of period)
Cash and cash equivalents	$—	$935	$33,261	$26,160	$35,948
Investment in real estate, net	$801,646	$823,463	$820,468	$836,906	$790,170
Total assets	$815,584	$849,783	$882,657	$886,839	$854,316
Notes payable	$54,040	$29,097	$51,679	$53,660	$76,855
Shareholders' equity	$757,488	$809,382	$816,244	$826,046	$771,835
Net book value per share	$8.28	$8.82	$9.04	$9.20	$9.44

Other Data
Cash flow from:
Operating activities	$66,029	$88,747	$89,848	$81,363	$28,907
Investing activities	$(6,571)	$(33,234)	$(15,627)	$(61,766)	$(585,507)
Financing activities	$(60,393)	$(87,839)	$(67,120)	$(29,385)	$449,758
Number of hotels owned at end of period	68	68	67	67	62
Average Daily Rate (ADR)(b)	$106	$117	$113	$105	$101
Occupancy	65%	71%	74%	75%	71%
Revenue Per Available Room (RevPAR)(c)	$69	$83	$84	$78	$72

Funds From Operations Calculation
Net income	$33,379	$58,502	$63,328	$54,113	$23,817
Depreciation of real estate owned	30,938	29,313	26,782	24,681	11,366

Funds from operations(a)	$64,317	$87,815	$90,110	$78,794	$35,183

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

(c)
ADR multiplied by occupancy percentage.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company's ability to manage planned growth; changes in economic cycles, including the current economic recession throughout the United States; and competition within the hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company's qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company's financial statements and the notes thereto, as well as the risk factors described in the Company's filings with the Securities and Exchange Commission and Item 1A.

General

        The Company was formed and initially capitalized on January 20, 2004, with its first investor closing on April 23, 2004. The Company owns 68 hotels within different markets in the United States. The Company is treated as a Real Estate Investment Trust ("REIT") for federal income tax purposes. The Company's first hotel was acquired on May 28, 2004, with 11 total hotels purchased in 2004, an additional 51 hotels purchased throughout 2005, 5 additional hotels purchased throughout 2006, and one additional hotel purchased in March 2008. Accordingly, the results of operations include only the results of operations of the hotels for the period owned. Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels within their respective markets, in general, has met the Company's expectations for the period owned. With the significant decline in economic conditions throughout the United States, overall performance of the Company's hotels did not meet expectations in 2009. Many industry analysts believe that the hotel industry will see flat to single digit revenue declines in 2010 as compared to 2009. In evaluating financial condition and operating performance, the most important matters on which the Company focuses are revenue measurements, such as average occupancy, average daily rate ("ADR"), revenue per available room ("RevPAR") and market yield, which represents a comparison of a hotel's results to other hotels in its local market; and expenses, such as hotel operating expenses, general and administrative and other expenses described below. The following is a summary of results.

(in thousands except statistical data)	Year ended December 31, 2009	Percent of Hotel Revenue	Year ended December 31, 2008	Percent of Hotel Revenue	Percent Change
Total hotel revenue	$213,790	100%	$258,245	100%	-17%
Hotel operating expenses	128,684	60%	147,832	57%	-13%
Taxes, insurance and other expense	13,542	6%	13,812	5%	-2%
General and administrative expense	4,935	2%	5,397	2%	-9%
Depreciation	30,938		30,918		—%
Interest expense, net	2,312		1,784		30%
Number of Hotels	68		68		—%
Average RevPAR Market Yield(1)	121.4		119.5		2%
ADR	$106		$117		-9%
Occupancy	65%		71%		-8%
RevPAR	$69		$83		-17%

(1)
From reports published by Smith Travel Research, Inc.®

Hotels Owned

        As of December 31, 2009, the Company owned 68 hotels, with a total of 7,897 rooms. The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

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

        With the exception of approximately $54 million of assumed debt secured by 14 hotels, substantially all of the purchase price for the hotels was funded by proceeds from the Company's best-efforts offering of Units. No goodwill or intangible assets were recorded in connection with any of the acquisitions. The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries (collectively, the "lessee") under master hotel lease agreements. The Company also used the proceeds of its offering to pay 2% of the gross purchase price for these hotels, which equals approximately $16.9 million, as a commission to Apple Six Realty Group, Inc. ("A6RG"). A6RG is 100% owned by the Company's Chairman and Chief Executive Officer, Glade M. Knight.

Management and Franchise Agreements

        Each of the Company's 68 hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies: Marriott International, Inc. ("Marriott"), Stonebridge Realty Advisors, Inc. ("Stonebridge"), Hilton Worldwide ("Hilton"), Western International ("Western"), Larry Blumberg & Associates ("LBA"), White Lodging Services Corporation ("WLS"), Inn Ventures, Inc. ("Inn Ventures"), or Newport Hospitality Group, Inc. ("Newport"). The agreements have remaining terms ranging from 1 to 25 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. During the years ended December 31, 2009, 2008 and 2007 the Company incurred approximately $6.6, $9.8 and $9.9 million in management fees.

        Stonebridge, Western, LBA, WLS, Inn Ventures and Newport are not affiliated with either Marriott or Hilton, and as a result, the hotels managed by these companies were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for a term of 13 to 20 years. Fees associated with the Hilton agreements generally include the payment of royalty fees and program fees based on room revenues. The Marriott franchise agreements provide for an initial term of 15 to 20 years. Fees associated with the Marriott agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. During the years ended December 31, 2009, 2008 and 2007 the Company incurred approximately $8.9, $10.5 and $10.3 million in franchise fees.

Results of Operations for Years 2009 and 2008

        Hotel performance is impacted by many factors including the economic conditions in the United States as well as each locality. Due to a general decline in economic conditions throughout the United States, the financial results of the Company's hotels did not meet expectations during 2009. It is anticipated the properties' performance will continue to be below comparable pre-recession operating periods until general economic conditions improve. The Company will continue to aggressively pursue market opportunities and cost controls to improve results during and after the economic downturn. Although it is not possible to predict when economic conditions will improve or their impact on the hotel industry, many industry analysts forecast 0-5% declines in RevPAR in 2010, as compared to 2009. While reflecting the impact of declining economic activity, the Company's hotel performance as compared to other hotels within each individual market has generally met expectations for the period held.

Revenues

        The Company's principal source of revenue is hotel room revenue and other related revenue. Hotel operations are for the 68 hotels acquired through December 31, 2009 for their respective periods owned. For the years ended December 31, 2009 and 2008, the Company had total hotel revenue of $213.8 and $258.2 million, respectively. For the years ended December 31, 2009 and 2008, the hotels achieved average occupancy of 65% and 71%, average daily rate, or ADR of $106 and $117 and revenue per available room, or RevPAR of $69 and $83. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR. These rates are consistent with industry and brand averages. However, because overall hotel room demand declined due to weakening general economic conditions in 2009, the Company's revenue at most individual hotels experienced declines during 2009 as compared to 2008 results. While reflecting the impact of declining economic activity, the Company continues to be a leader in its local markets. The Company's 2009 average market yield was 121.4, an increase of 2% over 2008. Market yield compares an individual hotel's RevPAR to the average (100) in the local market.

Expenses

        With the Company's revenue decline, the Company and its managers are aggressively reducing expenses where possible while still maintaining the quality and service levels of its properties. While certain costs of a hotel are fixed in nature, such as management costs, certain utility costs, minimum maintenance and supply costs, the Company has been successful in reducing overall payroll costs, food and supplies, and utilities by continually monitoring and sharing utilization data across its hotels and management companies. For the years ended December 31, 2009 and 2008, hotel operating expenses totaled $128.7 and $147.8 million, or 60% of total hotel revenue in 2009 and 57% of total hotel revenue in 2008. The Company will continue to aggressively work with its managers to reduce operating costs as revenue declines; however, declines in costs will not offset declines in revenue.

        Taxes, insurance, and other expenses for the years ended December 31, 2009 and 2008 were $13.5 and $13.8 million, or 6% and 5% of total hotel revenue. The Company expects 2010 property insurance and property taxes to show modest declines compared to 2009.

        General and administrative expense for the years ended December 31, 2009 and 2008 was $4.9 and $5.4 million, or 2% of total hotel revenue in 2009 and 2008. The principal components of general and administrative expense are advisory fees, loss on equity method investment in Apple Air Holding, LLC, legal fees, accounting fees, and reporting expenses.

        Depreciation expense for the years ended December 31, 2009 and 2008 was $30.9 million in both years. Depreciation expense represents the expense of the Company's 68 hotels and related personal property for their respective periods owned.

        Interest expense, net was $2.3 and $1.8 million for the years ended December 31, 2009 and 2008. Interest expense relates to debt assumed with 14 of the properties acquired as well as a line of credit entered into in March 2008. Total debt assumed was approximately $54.1 million. Seven of the 14 assumed mortgages, or $23.2 million, were extinguished in 2008. Interest expense increased from year to year due to increased borrowings on the Company's line of credit while interest income decreased due to the decrease in investable cash. The Company capitalized interest of approximately $0.3 and $0.4 million in 2009 and 2008 in conjunction with hotel renovations.

Results of Operations for Years 2008 and 2007

        Hotel performance is impacted by many factors including the economic conditions in the United States, as well as each locality. Due to a general decline in economic conditions throughout the United

States, the Company experienced its first decline in revenue in the fourth quarter of 2008 as compared to the fourth quarter of 2007.

Revenues

        The Company's principal source of revenue is hotel room revenue and other related revenue. Hotel operations are for the 68 hotels acquired through December 31, 2008 for their respective periods owned. For the years ended December 31, 2008 and 2007, the Company had total hotel revenue of $258.2 and $257.0 million, respectively. For the years ended December 31, 2008 and 2007, the hotels achieved average occupancy of 71% and 74%, average daily rate, or ADR of $117 and $113 and revenue per available room, or RevPAR of $83 and $84. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR. These rates are consistent with industry and brand averages. The Company continually works with the hotel managers to maximize rates, and as a result managed to keep RevPAR consistent in the face of declining occupancy in 2008. The Company's overall average RevPAR market yield (a comparison of an individual hotel's results to other hotels in its local market) increased 0.4% as compared to 2007.

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

        General and administrative expense for the years ended December 31, 2008 and 2007 was $5.4 and $5.6 million, or 2% of total hotel revenue in 2008 and 2007. The principal components of general and administrative expense are advisory fees, legal fees, accounting fees and reporting expenses.

        Depreciation expense for the years ended December 31, 2008 and 2007 was $30.9 and $27.7 million. Depreciation expense represents the expense of the Company's 68 hotels and related personal property for their respective periods owned. The increase in depreciation is primarily due to the addition of the Roanoke Rapids Hilton Garden Inn in March 2008 and the addition of $14 million of capital expenditures throughout the year.

        Interest expense, net was $1.8 and $1.9 million for the years ended December 31, 2008 and 2007. Interest expense relates to debt assumed with 14 of the properties acquired as well as a line of credit entered into in March 2008. Total debt assumed was approximately $54.1 million. Interest expense decreased from year to year as $0.4 million of interest costs were capitalized in conjunction with the renovation of nine of the Company's hotels in 2008 and the Company extinguished $22 million of outstanding debt with the maturity of seven notes payable during 2008. The decline in interest expense, due to the capitalization of interest and the maturity of certain notes, was offset by a reduction in interest income. Interest income declined due to a reduction in cash on hand related to the hotel acquisition and debt maturities.

Related Party Transactions

        The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company's operations may be different if these transactions were conducted with non-related parties.

        The Company has a contract with A6RG, a related party, to provide brokerage services for the acquisition and disposition of the Company's real estate assets. In accordance with the contract, A6RG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of December 31, 2009, total payments to A6RG for services under the terms of this contract were $16.9 million, which was capitalized as a part of the purchase price of the hotels. There were no fees incurred during 2009 under this contract.

        The Company is party to an advisory agreement with Apple Six Advisors, Inc. ("A6A"), pursuant to which A6A provides management services to the Company. An annual fee ranging from ..1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. Until May 2007, A6A utilized Apple Hospitality Two, Inc. to provide these services. From May to October 2007, A6A utilized Apple Fund Management, LLC, a subsidiary of Apple Hospitality Five, Inc. ("AHF") to provide these services. In October 2007, AHF merged with an unrelated third party and the Company acquired all of AHF's interest in Apple Fund Management, LLC at no incremental cost to the Company. The advisory fees incurred under the agreement with A6A in 2009, 2008 and 2007 were approximately $1.5, $2.5 and $2.5 million, respectively.

        Effective October 2007, through its wholly-owned subsidiary, Apple Fund Management, LLC, the Company provides support services to A6RG, A6A, Apple Seven Advisors, Inc. ("A7A"), Apple Suites Realty Group, Inc. ("ASRG"), Apple REIT Seven, Inc., Apple Eight Advisors, Inc. ("A8A"), Apple REIT Eight, Inc., Apple Nine Advisors, Inc. ("A9A") and Apple REIT Nine, Inc. A7A provides day to day advisory and administrative functions for Apple REIT Seven, Inc. A8A provides day to day advisory and administrative functions for Apple REIT Eight, Inc. A9A provides day to day advisory and administrative functions for Apple REIT Nine, Inc. ASRG provides real estate brokerage services to Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Each of these companies has agreed to reimburse the Company for its costs in providing these services. For the years ended December 31, 2009, 2008 and 2007, the Company received reimbursement of its costs totaling approximately $5.9, $4.6 and $0.9 million. A6RG, A6A, A7A, ASRG, A8A and A9A are 100% owned by Glade Knight, the Company's Chairman and Chief Executive Officer.

        Until January 2009, the Company, through a jointly-owned subsidiary, Apple Air Holding, LLC ("Apple Air"), owned two Lear 40 jets used primarily for renovation and asset management purposes. The total purchase price for the aircraft, purchased in January 2006 and December 2007, was approximately $16.0 million. Apple Air was jointly owned by the Company and Apple REIT Seven, Inc. ("Apple Seven"). Apple Seven's ownership interest was accounted for as a minority interest and was included in other liabilities in the Company's consolidated balance sheets with a balance of $6.6 million at December 31, 2008. The aircraft were also leased to affiliates of the Company at market rates. In 2008, aircraft lease revenues from affiliates totaling $1.5 million were included in reimbursed expenses on the Company's consolidated statement of operations. The aircraft were depreciated on a straight-line basis over a useful life of ten years. For the years ended December 31, 2008 and 2007, the Company recorded depreciation expense in the amount of approximately $1.6 and $0.9 million on the two aircraft.

        In January 2009, the Company's ownership interest in Apple Air was reduced from 50% to 26% through the redemption of a 24% ownership interest by Apple Air. The Company received approximately $3.2 million for the ownership interest redeemed. No gain or loss from the redemption was recognized by the Company. Due to the reduction in ownership the Company deconsolidated Apple Air and now records its ownership interest of approximately $2.4 million at December 31, 2009 in "Other assets, net" in the Company's consolidated balance sheet. The Company records its share of income or loss of Apple Air under the equity method of accounting, adjusting its investment accordingly. The total expense incurred by the Company in 2009 related to its ownership interest in Apple Air was approximately $0.5 million. The other members of Apple Air are Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

        Including A6RG, ASRG, A6A, A7A, A8A and A9A discussed above, Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Members of the Company's Board of Directors are also on the boards of Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

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

        Upon the Company's liquidation, the holder of the Series B convertible preferred shares is entitled to a priority liquidation payment before any distribution of liquidation proceeds to the holders of the common shares. However, the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11 per number of common shares each Series B convertible preferred share would be convertible into according to the formula described below. In the event that the liquidation of the Company's assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis.

        Each holder of outstanding Series B convertible preferred shares shall have the right to convert any of such shares into common shares of the Company upon and for 180 days following the occurrence of any of the following events:

  (1)
  substantially all of the Company's assets, stock or business is sold or transferred through exchange, merger, consolidation, lease, share exchange, sale or otherwise, other than a sale of assets in liquidation, dissolution or winding up of the Company;

  (2)
  the termination or expiration without renewal of the advisory agreement with ASA, or if the Company ceases to use A6RG to provide property acquisition and disposition services; or

  (3)
  the Company's common shares are listed on any securities exchange or quotation system or in any established market.

        Upon the occurrence of any conversion event, each Series B convertible preferred share may be converted into 24.17104 common shares. In the event that the Company raises additional gross proceeds in a subsequent public offering, each Series B convertible preferred share may be converted into an additional number of common shares based on the additional gross proceeds raised through the date of conversion in a subsequent public offering according to the following formula: (X/50 million) × 1.20568, where X is the additional gross proceeds rounded down to the nearest 50 million.

        No additional consideration is due upon the conversion of the Series B convertible preferred shares. The conversion into common shares of the Series B convertible preferred shares will result in dilution of the shareholders' interests.

        Expense related to the issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. Expense if a conversion event had occurred at December 31, 2009 could range from $0 to $63.8 million (assumes $11 per Unit fair market value), which represents approximately 5.8 million shares of common stock.

Liquidity and Capital Resources

        The following is a summary of the Company's significant contractual obligations as of December 31, 2009:

		Amount of Commitments Expiring per Period
Commercial Commitments (000's)	Total	Less than 1 Year	2-3 Years	4-5 Years	Over 5 Years
Debt (including interest of $7.3 million)	$60,898	$4,110	$37,445	$19,343	$—
Ground Lease Commitments	3,901	322	652	668	2,259

Total Commercial Commitments	$64,799	$4,432	$38,097	$20,011	$2,259

Capital Requirements and Resources

        In March 2008 the Company entered into a $20 million revolving line of credit which expires in March 2011. In August 2009, the Company modified the agreement, increasing its capacity to $40 million. The line of credit bears interest based on LIBOR with a minimum interest rate of 5.0%. The line of credit was obtained to meet short-term cash needs as the Company planned to complete several renovations in 2009. With the availability of this line of credit, the Company maintains little cash on hand, accessing the line as necessary. As a result, cash on hand was $0 at December 31, 2009. The outstanding balance on the line as of December 31, 2009 was $25.9 million and its interest rate was 5.0%. The Company anticipates that cash flow from operations and the revolving line of credit will be adequate to meet its anticipated liquidity requirements, including required distributions to shareholders, capital expenditures and debt service. The Company will pursue additional financing in 2010 so that it can make distributions in excess of required amounts to maintain its REIT status. The Company intends to maintain a relatively stable dividend rate instead of raising and lowering the distribution rate with varying economic cycles. With the depressed financial results of the Company and the lodging industry, the Company will attempt to utilize additional financing to achieve this objective. Although the Company has relatively low levels of debt, there can be no assurances it will be successful with this strategy and may need to reduce its distributions to required levels.

        To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. The Company's objective in setting a distribution rate is to project a rate that will provide consistency over the life of the Company, taking into account acquisitions and capital improvements, ramp up of new properties and varying economic cycles. Distributions in 2009 totaled $82.2 million and were paid monthly at a rate of $0.075 per common share. These distributions included a return of capital. For the same period the Company's cash generated from operations was $66.0 million. The shortfall was funded by borrowing on the line of credit and cash on hand. The Company intends to continue paying distributions on a monthly basis, although the monthly distribution will be reduced to

$0.064 per common share beginning with the March 2010 distribution. The Company will pursue additional financing to maintain this distribution rate until cash flow from operations improves. Since there can be no assurance of the ability of the Company to obtain additional financing or of the Company's properties to provide income at this level, there can be no assurance as to the classification or duration of distributions at the new rate. Additionally, in light of the weakness in economic conditions throughout the United States, the Board of Directors monitors the Company's distribution rate relative to the performance of the hotels on an ongoing basis and may make additional adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company.

        The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, an amount of 3% to 5% of gross revenues provided that such amount may be used for the Company's capital expenditures with respect to the hotels. The Company completed significant renovations of seven hotels in 2009, with total capital expenditures of approximately $9 million. The company anticipates expenditures of approximately $12 million in 2010 in connection with renovations and brand initiatives. With the depressed economic environment, the Company will only complete the most cost-effective projects.

        In February 2006, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company's Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. As of December 31, 2009, approximately 11.5 million Units, representing $126.0 million in proceeds to the Company, have been issued under the plan, including 3.2 million Units representing $35.1 million issued in 2009 and 3.2 million Units representing $35.6 million issued in 2008.

        In July 2005, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually paid for the Unit; or (2) $11.00 per Unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As of December 31, 2009, the Company has redeemed 11.1 million Units in the amount of $121.8 million under the program, including 3.5 million Units for $38.2 million redeemed in 2009 and 1.8 million Units in the amount of $19.3 million redeemed in 2008.

Subsequent Events

        In January 2010, the Company declared and paid $6.9 million or $.075 per common share, in a distribution to its common shareholders, of which $2.9 million or 266,190 Units were reinvested under the Company's Dividend Reinvestment Plan.

        On January 20, 2010, the Company redeemed 641,475 Units in the amount of $7.0 million under its Unit Redemption Program.

        In January 2010, the Company's Board of Directors approved a reduction in the Company's annual distribution rate from $0.90 to $0.77 per common share. The reduction of the dividend, which will continue to be paid monthly, will be effective for the planned March 2010 distribution.

        In February 2010, the Company declared and paid $6.8 million or $.075 per common share, in a distribution to its common shareholders, of which $2.9 million or 266,269 Units were reinvested under the Company's Dividend Reinvestment Plan.

Impact of Inflation

        Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators' ability to raise room rates. Currently the Company is not experiencing any material impact from inflation.

Business Interruption

        Being in the real estate industry, the Company is exposed to natural disasters both locally and nationally, and although management believes there is adequate insurance to cover this exposure, there can be no assurance that such events will not have a material adverse effect on the Company's financial position or results of operations.

Seasonality

        The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at the Company's hotels may cause quarterly fluctuations in its revenues. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand or available credit to make distributions.

Critical Accounting Policies

        The following contains a discussion of what the Company believes to be critical accounting policies. These items should be read to gain a further understanding of the principles used to prepare the Company's financial statements. These principles include application of judgment; therefore, changes in judgments may have a significant impact on the Company's reported results of operations and financial condition.

Capitalization Policy

        The Company considers expenditures to be capital in nature based on the following criteria: (1) for a single asset, the cost must be at least $500, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; (2) for group purchases of 10 or more identical assets, the unit cost for each asset must be at least $50, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; and (3) for major repairs to a single asset, the repair must be at least $2,500 and the useful life of the asset must be substantially extended.

Impairment Losses Policy

        The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties, based on historical and industry data, are less than the properties' carrying amounts. Impairment losses are measured as the difference between the asset's fair value less cost to sell, and its carrying value. No impairment losses have been recorded to date.

Recent Accounting Pronouncements

Accounting Standards Codification

        In June 2009, the Financial Accounting Standards Board ("FASB") issued a pronouncement establishing the FASB Accounting Standards Codification™ as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with United States generally accepted accounting principles ("GAAP"). The standard explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission ("SEC") under federal securities laws as authoritative GAAP for SEC registrants. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Noncontrolling Interests

        In June 2009, the FASB issued a pronouncement which amends its guidance surrounding a company's analysis to determine whether any of its variable interests constitute controlling financial interests in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (a) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity's economic performance. The new pronouncement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosure about an enterprise's involvement with a variable interest entity. This pronouncement is effective for interim and annual reporting periods beginning after November 15, 2009. The adoption of this standard is not anticipated to have a material impact on the Company's consolidated financial statements.

Subsequent Events

        In May 2009, the FASB issued a pronouncement which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Although there is new terminology, this pronouncement is based on the same principles as those that previously existed in the auditing standards. This pronouncement was effective for the Company beginning June 30, 2009. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Assets Acquired or Liabilities Assumed in a Business Combination

        In April 2009, the FASB issued a pronouncement which amends its guidance for all assets acquired and all liabilities assumed in a business combination that arise from contingencies. This pronouncement states that the acquirer will recognize such an asset or liability if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If it cannot be determined during the measurement period, then the asset or liability should be recognized as of the acquisition date if the following criteria are met: (1) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date, and (2) the amount of the asset or liability can be reasonably estimated. This pronouncement was adopted by the Company in the first quarter of 2009. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

        The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of December 31, 2009, the Company's financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to changes in short term interest rates paid on its line of credit. Based on the balance of the Company's line of credit at December 31, 2009, of $25.9 million, every 100 basis points change in interest rates will impact the Company's net income by $259,000, subject to the interest rate floor provisions of the line of credit and all other factors remaining the same. Although the Company had no invested cash at December 31, 2009, the Company is exposed to changes in short-term money market rates to the extent that it invests its cash.

        In addition to its $25.9 million outstanding balance under its line of credit facility at December 31, 2009, the Company has assumed fixed interest rate notes payable to lenders under permanent financing arrangements. The following table summarizes the annual maturities and average interest rates of the Company's notes payable outstanding at December 31, 2009.

(000's)	2010	2011	2012	2013	2014	Thereafter	Total	Fair Market Value
Maturities	$850	$33,485	$756	$13,022	$5,528	$—	$53,641	$55,503
Average Interest Rate	6.1%	6.2%	6.7%	6.6%	6.4%	—

Item 8.    Financial Statements and Supplementary Data

Report of Management
on Internal Control Over Financial Reporting

March 5, 2010
To the Shareholders
Apple REIT Six, Inc.

        Management of Apple REIT Six, Inc. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of the Company's principal executive and principal financial officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

        The Company's internal control over financial reporting is supported by written policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company's transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the Company are being made only in accordance with authorizations of the Company's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the consolidated financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In connection with the preparation of the Company's annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of those controls.

        Based on this assessment, management has concluded that as of December 31, 2009, the Company's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

        Ernst & Young LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this report, has issued an attestation report on the Company's internal control over financial reporting, a copy of which appears on the next page of this annual report.

/s/ GLADE M. KNIGHT Glade M. Knight Chairman and Chief Executive Officer	/s/ BRYAN PEERY Bryan Peery Chief Financial Officer (Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

The Board of Directors and Shareholders of
Apple REIT Six, Inc.

        We have audited Apple REIT Six, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Apple REIT Six, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Apple REIT Six, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2009 consolidated financial statements of Apple REIT Six, Inc. and our report dated March 5, 2010 expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

Richmond, Virginia
March 5, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Apple REIT Six, Inc.

        We have audited the accompanying consolidated balance sheets of Apple REIT Six, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the index at Item 15(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apple REIT Six, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Apple REIT Six, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2010 expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

Richmond, Virginia
March 5, 2010

Apple REIT Six, Inc.

Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2009	December 31, 2008
ASSETS
Investment in real estate, net of accumulated depreciation of $124,943 and $94,005, respectively	$801,646	$823,463
Cash and cash equivalents	—	935
Restricted cash-furniture, fixtures and other escrows	4,506	3,872
Due from third party manager, net	6,331	7,804
Other assets, net	3,101	13,709

TOTAL ASSETS	$815,584	$849,783

LIABILITIES
Notes payable	$54,040	$29,097
Other liabilities	4,056	11,304

TOTAL LIABILITIES	58,096	40,401
SHAREHOLDERS' EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	—	—
Series A preferred stock, no par value, authorized 200,000,000 shares; issued and outstanding 91,472,421 and 91,761,828 shares, respectively	—	—
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 and 240,000 shares, respectively	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 91,472,421 and 91,761,828 shares, respectively	902,202	905,260
Distributions greater than net income	(144,738)	(95,902)

TOTAL SHAREHOLDERS' EQUITY	757,488	809,382

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$815,584	$849,783

See notes to consolidated financial statements.

Apple REIT Six, Inc.

Consolidated Statements of Operations
(in thousands, except per share data)

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Revenues:
Room revenue	$198,994	$238,423	$236,278
Other revenue	14,796	19,822	20,770
Reimbursed expenses	5,899	6,057	886

Total revenue	219,689	264,302	257,934
Expenses:
Operating expense	56,957	64,939	63,748
Hotel administrative expense	18,689	21,097	20,298
Sales and marketing	17,223	19,253	19,692
Utilities	9,800	10,578	9,765
Repair and maintenance	10,482	11,660	11,237
Franchise fees	8,947	10,521	10,256
Management fees	6,586	9,784	9,935
Taxes, insurance and other	13,542	13,812	13,605
General and administrative	4,935	5,397	5,637
Reimbursed expenses	5,899	6,057	886
Depreciation expense	30,938	30,918	27,694

Total expenses	183,998	204,016	192,753

Operating income	35,691	60,286	65,181
Interest income	48	458	1,289
Interest expense	(2,360)	(2,242)	(3,142)

Net income	$33,379	$58,502	$63,328

Basic and diluted net income per common share	$0.37	$0.64	$0.71

Weighted average common shares outstanding—basic and diluted	91,178	90,899	89,644
Distributions declared per common share	$0.90	$0.90	$0.88

See notes to consolidated financial statements.

Apple REIT Six, Inc.

Consolidated Statements of Shareholders' Equity
(in thousands except per share data)

	Common Stock		Class B Convertible Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Distributions Greater than Net income	Total Shareholders' Equity
Balance at December 31, 2006	89,773	$883,174	240	$24	$(57,152)	$826,046
Net proceeds from the sale of common shares	3,028	33,309	—	—	—	33,309
Stock options granted	—	68	—	—	—	68
Common shares redeemed	(2,521)	(27,673)	—	—	—	(27,673)
Net income	—	—	—	—	63,328	63,328
Cash distributions declared and paid to shareholders ($.88 per share)	—	—	—	—	(78,834)	(78,834)

Balance at December 31, 2007	90,280	888,878	240	24	(72,658)	816,244
Net proceeds from the sale of common shares	3,237	35,609	—	—	—	35,609
Stock options granted	—	57	—	—	—	57
Common shares redeemed	(1,755)	(19,284)	—	—	—	(19,284)
Net income	—	—	—	—	58,502	58,502
Cash distributions declared and paid to shareholders ($.90 per share)	—	—	—	—	(81,746)	(81,746)

Balance at December 31, 2008	91,762	905,260	240	24	(95,902)	809,382
Net proceeds from the sale of common shares	3,190	35,027	—	—	—	35,027
Stock options granted	—	91	—	—	—	91
Common shares redeemed	(3,480)	(38,176)	—	—	—	(38,176)
Net income	—	—	—	—	33,379	33,379
Cash distributions declared and paid to shareholders ($.90 per share)	—	—	—	—	(82,215)	(82,215)

Balance at December 31, 2009	91,472	$902,202	240	$24	$(144,738)	$757,488

See notes to consolidated financial statements.

Apple REIT Six, Inc.

Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Cash flow from operating activities:
Net income	$33,379	$58,502	$63,328
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	30,938	30,918	27,694
Other non-cash expenses, net	560	(166)	(339)
Changes in operating assets and liabilities, net of amounts acquired/assumed:
Due from third party manager	1,473	1,051	93
Other assets	207	435	(341)
Other liabilities	(528)	(1,993)	(587)

Net cash provided by operating activities	66,029	88,747	89,848
Cash flow from investing activities:
Cash paid in acquisition of hotels	—	(18,159)	—
Acquisition of other assets	—	(325)	(7,647)
Capital improvements	(9,155)	(14,950)	(7,988)
Redemption of investment interest in non-hotel assets	3,240	—	—
Net increase in cash restricted for property improvements	(656)	(189)	(842)
Other investing activities, net	—	389	850

Net cash used in investing activities	(6,571)	(33,234)	(15,627)
Cash flow from financing activities:
Net proceeds from line of credit	25,940	—	—
Payment of financing costs	(178)	(225)	—
Repayment of secured notes payable	(791)	(22,193)	(1,445)
Minority interest contributions	—	—	7,523
Net proceeds from issuance of common stock	35,027	35,609	33,309
Redemptions of common stock	(38,176)	(19,284)	(27,673)
Cash distributions paid to shareholders	(82,215)	(81,746)	(78,834)

Net cash used in financing activities	(60,393)	(87,839)	(67,120)
Increase (decrease) in cash and cash equivalents	(935)	(32,326)	7,101
Cash and cash equivalents, beginning of period	935	33,261	26,160

Cash and cash equivalents, end of period	$—	$935	$33,261

Supplemental information:
Interest paid	$2,590	$3,044	$3,774

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1

General Information and Summary of Significant Accounting Policies

Organization

        Apple REIT Six, Inc. (the "Company") is a Virginia corporation formed to invest in real estate in select metropolitan areas in the United States. Initial capitalization occurred on January 20, 2004 and operations began on May 28, 2004 when the Company acquired its first hotel. The Company has no foreign operations or assets and its operations include only one segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

        The Company has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes. The REIT Modernization Act, effective January 1, 2001, permits real estate investment trusts to establish taxable businesses to conduct certain previously disallowed business activities. The Company has formed wholly-owned taxable REIT subsidiaries (collectively, the "Lessee"), which lease all of the Company's hotels.

Cash and Cash Equivalents

        Cash and cash equivalents include highly liquid investments with original maturities of three months or less. The fair market value of cash and cash equivalents approximates their carrying value. All cash and cash equivalents are currently held at one institution, Wachovia Bank, N.A. (a subsidiary of Wells Fargo & Company), and the balances may at times exceed federal depository insurance limits.

Investment in Hotels and Related Depreciation

        The hotels are stated at cost, net of depreciation, and include real estate brokerage commissions paid to Apple Six Realty Group, Inc. ("A6RG"), a related party 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Repair and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements are capitalized. Depreciation is computed using the straight-line method over estimated useful lives of the assets, which are 39 years for buildings, ten years for major improvements and three to seven years for furniture and equipment.

        The Company considers expenditures to be capital in nature based on the following criteria: (1) for a single asset, the cost must be at least $500, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; (2) for group purchases of 10 or more identical assets, the unit cost for each asset must be at least $50, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; and (3) for major repairs to a single asset, the repair must be at least $2,500 and the useful life of the asset must be substantially extended.

        The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the undiscounted cash flows estimated to be generated by the respective properties, based on historical and industry data, are less than their carrying amount. Impairment losses are measured as the difference between the asset's fair value less cost to sell, and its carrying value. No impairment losses have been recorded to date.

Notes to Consolidated Financial Statements (Continued)

Note 1 (Continued)

Revenue Recognition

        Revenue is recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel's services.

Comprehensive Income

        The Company recorded no comprehensive income other than net income for the years ended December 31, 2009, 2008 and 2007.

Earnings Per Common Share

        Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per common share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. There were no shares with a dilutive effect for the years ended December 31, 2009, 2008 and 2007. As a result, basic and dilutive outstanding shares were the same. Series B convertible preferred shares are not included in earnings per common share calculations until such time the Series B convertible preferred shares are converted to common shares.

Federal Income Taxes

        The Company is operated as, and has elected to be taxed as, a REIT under Sections 856 to 860 of the Internal Revenue Code. Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the estimated useful lives used to compute depreciation. The characterization of 2009 distributions of $0.90 per common share for tax purposes was 62% ordinary income and 38% return of capital, 2008 distributions of $0.90 per common share for tax purposes was 85% ordinary income and 15% return of capital, and 2007 distributions of $0.88 per common share for tax purposes was 90% ordinary income and 10% return of capital (unaudited).

        The Lessee, as a taxable REIT subsidiary of the Company, is subject to federal and state income taxes. The taxable REIT subsidiary incurred a loss for the years ended December 31, 2009, 2008 and 2007, and therefore did not have any federal tax expense. No operating loss benefit has been recorded in the consolidated balance sheet since realization is uncertain. Total net operating loss carry forward for federal income tax purposes was approximately $39 million as of December, 31, 2009. The net operating losses expire beginning in 2024. There are no material differences between the book and tax cost basis of the Company's assets.

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

Notes to Consolidated Financial Statements (Continued)

Note 1 (Continued)

affect amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Recent Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") issued a pronouncement establishing the FASB Accounting Standards Codification™ as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with United States generally accepted accounting principles ("GAAP"). The standard explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission ("SEC") under federal securities laws as authoritative GAAP for SEC registrants. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

        In June 2009, the FASB issued a pronouncement which amends its guidance surrounding a company's analysis to determine whether any of its variable interests constitute controlling financial interests in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (a) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity's economic performance. The new pronouncement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosure about an enterprise's involvement with a variable interest entity. This pronouncement is effective for interim and annual reporting periods beginning after November 15, 2009. The adoption of this standard is not anticipated to have a material impact on the Company's consolidated financial statements.

        In May 2009, the FASB issued a pronouncement which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Although there is new terminology, this pronouncement is based on the same principles as those that previously existed in the auditing standards. This pronouncement was effective for the Company beginning June 30, 2009. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

        In April 2009, the FASB issued a pronouncement which amends its guidance for all assets acquired and all liabilities assumed in a business combination that arise from contingencies. This pronouncement states that the acquirer will recognize such an asset or liability if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If it cannot be determined during the measurement period, then the asset or liability should be recognized as of the acquisition date if the following criteria are met: (1) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date, and (2) the amount of the asset or liability can be reasonably estimated. This pronouncement was

Notes to Consolidated Financial Statements (Continued)

Note 1 (Continued)

adopted by the Company in the first quarter of 2009. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Note 2

Investments in Real Estate

        As of December 31, 2009, the Company owned 68 hotels consisting of the following: fourteen Hilton Garden Inn hotels, ten Residence Inn hotels, ten Courtyard hotels, eight SpringHill Suites hotels, six Homewood Suites hotels, six TownePlace Suites hotels, five Fairfield Inn hotels, four Hampton Inn hotels, three Hampton Inn & Suites hotels and two Marriott hotels. The hotels are located in 18 states and, in aggregate, consist of 7,897 rooms.

        Investment in real estate consisted of the following (in thousands):

	December 31, 2009	December 31, 2008
Land	$109,621	$109,621
Building and Improvements	753,460	748,729
Furniture, Fixtures and Equipment	63,508	59,118

	926,589	917,468
Less Accumulated Depreciation	(124,943)	(94,005)

Investment in Real Estate, net	$801,646	$823,463

Notes to Consolidated Financial Statements (Continued)

Note 2 (Continued)

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

Notes to Consolidated Financial Statements (Continued)

Note 2 (Continued)

        The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries under master hotel lease agreements. The Company also used the proceeds of its offering to pay 2% of the gross purchase price for these hotels, which equals approximately $16.9 million, as a commission to A6RG.

        No goodwill or intangible assets were recorded in connection with any of the acquisitions.

Note 3

Other Assets

        Until January 2009, the Company, through a jointly-owned subsidiary, Apple Air Holding, LLC ("Apple Air"), owned two Lear 40 jets used primarily for renovation and asset management purposes. The total purchase price for the aircraft, purchased in January 2006 and December 2007, was approximately $16.0 million. Apple Air was jointly owned by the Company and Apple REIT Seven, Inc. ("Apple Seven"). Apple Seven's ownership interest was accounted for as a minority interest and was included in other liabilities in the Company's consolidated balance sheets with a balance of $6.6 million at December 31, 2008. The aircraft were also leased to affiliates of the Company at market rates. In 2008, revenues from affiliates totaling $1.5 million were included in reimbursed expenses on the Company's consolidated statement of operations. The aircraft were depreciated on a straight-line basis over a useful life of ten years. For the years ended December 31, 2008 and 2007, the Company recorded depreciation expense in the amount of approximately $1.6 and $0.9 million on the two aircraft.

        In January 2009, the Company's ownership interest in Apple Air was reduced from 50% to 26% through the redemption of a 24% ownership interest by Apple Air. The Company received approximately $3.2 million for the ownership interest redeemed. No gain or loss from the redemption was recognized by the Company. Due to the reduction in ownership the Company deconsolidated Apple Air and now records its ownership interest of approximately $2.4 million at December 31, 2009 in "Other assets, net" in the Company's Consolidated Balance Sheets. The Company records its share of income or loss of Apple Air under the equity method of accounting, adjusting its investment accordingly. The total expense incurred by the Company in 2009 related to its ownership interest in Apple Air was approximately $0.5 million, which is included in "General and administrative" expense in the Company's Consolidated Statements of Operations. The other members of Apple Air are Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

Note 4

Notes Payable and Credit Agreements

        In March 2008, the Company entered into a $20 million unsecured line of credit with a commercial bank. The applicable interest rate was equal to LIBOR (the London Interbank Offered Rate) plus 2%. Effective August 31, 2009, the Company modified the agreement, increasing its capacity to $40 million. The principal must be paid by the maturity date of March 2011, and may be prepaid without penalty. Under the modified agreement, the new applicable interest rate is equal to LIBOR plus 3.5%, with a minimum interest rate of 5.0%. The effective rate was 5.0% at December 31, 2009. The line of credit also has an unused fee at an annual rate of 0.5%. Interest is paid monthly. At December 31, 2009, the credit line had an outstanding principal balance of $25.9 million. At December 31, 2008, the credit line had no outstanding principal balance.

Notes to Consolidated Financial Statements (Continued)

Note 4 (Continued)

        The Company also assumed approximately $54.1 million of debt secured by a first mortgage on 14 of its properties. In 2008, the Company paid and extinguished seven of these mortgages. The following table summarizes the hotel, interest rate, maturity date and the principal amount assumed associated with each of the outstanding mortgages. All dollar amounts are in thousands.

Location	Brand	Rate	Maturity Date	Principal Assumed	Outstanding balance as of Dec. 31, 2009	Outstanding balance as of Dec. 31, 2008
Glendale, CO	Hampton Inn & Suites	6.93%	1/01/13	$6,603	$5,483	$5,732
Foothill Ranch, CA	Hampton Inn	8.06%	8/01/11	4,502	4,094	4,195
Huntsville, AL	Fairfield Inn	6.80%	1/11/13	3,028	2,760	2,831
Savannah, GA	SpringHill Suites	6.80%	1/11/13	3,066	2,795	2,866
Montgomery, AL	SpringHill Suites	6.80%	1/11/13	3,785	3,451	3,538
Orange Park, FL	Fairfield Inn	8.52%	2/11/11	3,193	2,933	3,006
Hillsboro, OR	Courtyard	6.40%	12/11/14	6,663	6,185	6,325

			Total	$30,840	$27,701	$28,493

        The aggregate amounts of principal payable under the Company's promissory notes, for the five years subsequent to December 31, 2009 are as follows (in thousands):

Total
2010	$850
2011	33,485
2012	756
2013	13,022
2014	5,528

53,641
Fair Value Adjustment of Assumed Debt	399

Total	$54,040

        Fair value adjustments were recorded in connection with the assumption of the above market rate debt in connection with the hotel acquisitions. These premiums are amortized into interest expense over the remaining term of the related indebtedness using the effective interest rate method. The effective rates range from 5.71% to 6.11%. The total adjustment was $2.3 million and the unamortized balances at December 31, 2009 and 2008 were $0.4 million and $0.6 million, respectively.

        The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of the debt obligation with similar credit policies. Market rates take into consideration general market conditions and maturity. As of December 31, 2009, the carrying value and estimated fair value of the Company's debt was $54.0 million and $55.5 million. As of December 31, 2008, the carrying value and estimated fair value of the Company's debt was $29.1 million and $31.2 million.

Notes to Consolidated Financial Statements (Continued)

Note 4 (Continued)

        The Company's "Interest expense" in its Consolidated Statements of Operations is net of capitalized interest of $0.3 and $0.4 million for the years ended December 31, 2009 and 2008. The interest was capitalized in conjunction with hotel renovations.

Note 5

Shareholders' Equity

        The Company concluded its best-efforts offering of Units on March 3, 2006. The Company registered its Units on Registration Statement Form S-11 (File No. 333-112169) filed April 20, 2004. The Company began its best-efforts offering (the "Offering") of Units on April 23, 2004, the same day the Registration Statement was declared effective by the Securities and Exchange Commission. Each Unit consists of one common share and one Series A preferred share.

        The Series A preferred shares have no voting rights and no conversion rights. In addition, the Series A preferred shares are not separately tradable from the common shares to which they relate. The Series A preferred shares do not have any distribution rights except a priority distribution upon the sale of the Company's assets. The priority distribution ("Priority Distribution") will be equal to $11.00 per Series A preferred share, and will be paid before any distribution will be made to the holders of any other shares. Upon the Priority Distribution the Series A preferred shares will have no other distribution rights.

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

        Upon the Company's liquidation, the holder of the Series B convertible preferred shares is entitled to a priority liquidation payment before any distribution of liquidation proceeds to the holders of the common shares. However, the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11 per number of common shares each Series B convertible preferred share would be convertible into according to the formula described below. In the event that the liquidation of the Company's assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis.

        Each holder of outstanding Series B convertible preferred shares shall have the right to convert any of such shares into common shares of the Company upon and for 180 days following the occurrence of any of the following events:

          (1)   substantially all of the Company's assets, stock or business is sold or transferred through exchange, merger, consolidation, lease, share exchange, sale or otherwise, other than a sale of assets in liquidation, dissolution or winding up of the Company;

Notes to Consolidated Financial Statements (Continued)

Note 5 (Continued)

          (2)   the termination or expiration without renewal of the advisory agreement with Apple Six Advisors, Inc. ("ASA"), or if the Company ceases to use A6RG to provide property acquisition and disposition services; or

          (3)   the Company's common shares are listed on any securities exchange or quotation system or in any established market.

        Upon the occurrence of any conversion event, each Series B convertible preferred share may be converted into 24.17104 common shares. In the event that the Company raises additional gross proceeds in a subsequent public offering, each Series B convertible preferred share may be converted into an additional number of common shares based on the additional gross proceeds raised through the date of conversion in a subsequent public offering according to the following formula: (X/50 million) × 1.20568, where X is the additional gross proceeds rounded down to the nearest 50 million.

        No additional consideration is due upon the conversion of the Series B convertible preferred shares. The conversion into common shares of the Series B convertible preferred shares will result in dilution of the common shareholders' interests.

        Expense related to the issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. If a conversion event had occurred at December 31, 2009, expense would have ranged from $0 to $63.8 million (assumes $11 per Unit fair market value), which represents approximately 5.8 million shares of common stock.

        In July 2005, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually paid for the Unit; or (2) $11.00 per Unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As of December 31, 2009, the Company has redeemed 11.1 million Units in the amount of $121.8 million under the program, including 3.5 million Units for $38.2 million redeemed in 2009 and 1.8 million Units in the amount of $19.3 million redeemed in 2008.

        In February 2006, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company's Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. As of December 31, 2009, approximately 11.5 million Units, representing $126.0 million in proceeds to the Company, have been issued under the plan, including 3.2 million Units representing $35.1 million issued in 2009 and 3.2 million Units representing $35.6 million issued in 2008.

        The Company's articles of incorporation authorize issuance of up to 15 million additional preferred shares. No preferred shares other than the Series A preferred shares and the Series B

Notes to Consolidated Financial Statements (Continued)

Note 5 (Continued)

convertible preferred shares (discussed above) have been issued. The Company believes that the authorization to issue additional preferred shares benefits the Company and its shareholders by permitting flexibility in financing additional growth, giving the Company additional financing options in corporate planning and in responding to developments in business, including financing of additional acquisitions and other general corporate purposes. Having authorized preferred shares available for issuance in the future gives the Company the ability to respond to future developments and allows preferred shares to be issued without the expense and delay of a special shareholders' meeting. At present, the Company has no specific financing or acquisition plans involving the issuance of additional preferred shares and the Company does not propose to fix the characteristics of any series of preferred shares in anticipation of issuing preferred shares other than the Series A preferred shares and Series B convertible preferred shares discussed above. The Company cannot now predict whether or to what extent, if any, additional preferred shares will be used or if so used what the characteristics of a particular series may be. The voting rights and rights to distributions of the holders of common shares will be subject to the prior rights of the holders of any subsequently-issued preferred shares. Unless otherwise required by applicable law or regulation, the preferred shares would be issuable without further authorization by holders of the common shares and on such terms and for such consideration as may be determined by the Board of Directors. The preferred shares could be issued in one or more series having varying voting rights, redemption and conversion features, distribution (including liquidating distribution) rights and preferences, and other rights, including rights of approval of specified transactions. A series of preferred shares could be given rights that are superior to rights of holders of common shares and a series having preferential distribution rights could limit common share distributions and reduce the amount holders of common shares would otherwise receive on dissolution.

Note 6

Stock Incentive Plans

        On January 20, 2004, the Board of Directors approved a Non-Employee Directors Stock Option Plan (the "Directors Plan") whereby directors, who are not employees of the Company or affiliates, automatically receive the option to purchase Units. Under the Directors Plan, the number of Units authorized for issuance is equal to 45,000 plus 1.8% of the number of Units sold in excess of the minimum offering of 4,761,905 Units. This plan currently relates to the initial public offering of 91,125,541 Units. Therefore, the maximum number of Units authorized under the Directors Plan is currently 1,599,545 based on the number of shares issued as of December 31, 2009.

        On January 20, 2004, the Board of Directors approved an Incentive Stock Option Plan (the "Incentive Plan") whereby incentive awards may be granted to certain employees of the Company or affiliates. Under the Incentive Plan, the number of Units authorized for issuance is equal to 35,000 plus 4.625% of the number of Units sold in the initial offering in excess of 4,761,905. This plan also currently relates to the initial public offering of 91,125,541 Units. Therefore, the maximum number of Units that can be issued under the Incentive Plan is currently 4,029,318 based on the number of shares issued as of December 31, 2009.

        Both plans generally provide, among other things, that options be granted at exercise prices not lower than the market value of the Units on the date of grant. The options expire 10 years from the date of the grant. During 2009, 2008 and 2007, the Company granted options to purchase 72,828, 72,548 and 71,640 Units, respectively, under the Directors Plan. All of the options issued vested at the date of issuance, and have an exercise price of $11 per Unit. The Company has granted no options

Notes to Consolidated Financial Statements (Continued)

Note 6 (Continued)

under the Incentive Plan. Activity in the Company's share option plan during 2009, 2008 and 2007 is summarized in the following table:

	2009	2008	2007
Outstanding, beginning of year:	288,360	215,812	144,172
Granted	72,828	72,548	71,640
Exercised	—	—	—
Expired or canceled	—	—	—

Outstanding, end of year:	361,188	288,360	215,812

Exercisable, end of year:	361,188	288,360	215,812

The weighted-average exercise price:	$11.00	$11.00	$11.00

        The Company recorded $91, $57 and $68 thousand of share-based expense for the 73, 73 and 72 thousand options issued during the years ended December 31, 2009, 2008 and 2007.

Note 7

Management and Franchise Agreements

        Each of the Company's 68 hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies (indicates the number of hotels managed): Marriott International, Inc. ("Marriott") (3), Stonebridge Realty Advisors, Inc. ("Stonebridge") (10), Hilton Worldwide ("Hilton") (5), Western International ("Western") (10), Larry Blumberg & Associates ("LBA") (20), White Lodging Services Corporation ("WLS") (8), Inn Ventures, Inc. ("Inn Ventures") (11) or Newport Hospitality Group, Inc. ("Newport") (1). The agreements have remaining terms ranging from 1 to 25 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. During the years ended December 31, 2009, 2008 and 2007 the Company incurred approximately $6.6, $9.8 and $9.9 million in management fees, respectively.

        Stonebridge, Western, LBA, WLS, Inn Ventures and Newport are not affiliated with either Marriott or Hilton, and as a result, the hotels managed by these companies were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for a term of 13 to 20 years. Fees associated with the Hilton agreements generally include the payment of royalty fees and program fees based on room revenues. The Marriott franchise agreements provide for an initial term of 15 to 20 years. Fees associated with the Marriott agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. During the years ended December 31, 2009, 2008 and 2007 the Company incurred approximately $8.9, $10.5 and $10.3 million in franchise fees.

Notes to Consolidated Financial Statements (Continued)

Note 8

Related Parties

        The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company's operations may be different if these transactions were conducted with non-related parties.

        The Company has a contract with A6RG, a related party, to provide brokerage services for the acquisition and disposition of the Company's real estate assets. In accordance with the contract, A6RG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of December 31, 2009, total payments to A6RG for services under the terms of this contract were $16.9 million, which was capitalized as a part of the purchase price of the hotels. There were no fees incurred during 2009 under this contract.

        The Company is party to an advisory agreement with Apple Six Advisors, Inc. ("A6A"), pursuant to which A6A provides management services to the Company. An annual fee ranging from ..1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. Until May 2007, A6A utilized Apple Hospitality Two, Inc. to provide these services. From May to October 2007, A6A utilized Apple Fund Management, LLC, a subsidiary of Apple Hospitality Five, Inc. ("AHF") to provide these services. In October 2007, AHF merged with an unrelated third party and the Company acquired all of AHF's interest in Apple Fund Management, LLC at no incremental cost to the Company. The advisory fees incurred under the agreement with A6A in 2009, 2008 and 2007 were approximately $1.5, $2.5 and $2.5 million, respectively.

        Effective October 2007, through its wholly-owned subsidiary, Apple Fund Management, LLC, the Company provides support services to A6RG, A6A, Apple Seven Advisors, Inc. ("A7A"), Apple Suites Realty Group, Inc. ("ASRG"), Apple REIT Seven, Inc., Apple Eight Advisors, Inc. ("A8A"), Apple REIT Eight, Inc., Apple Nine Advisors, Inc. ("A9A") and Apple REIT Nine, Inc. A7A provides day to day advisory and administrative functions for Apple REIT Seven, Inc. A8A provides day to day advisory and administrative functions for Apple REIT Eight, Inc. A9A provides day to day advisory and administrative functions for Apple REIT Nine, Inc. ASRG provides real estate brokerage services to Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Each of these companies has agreed to reimburse the Company for its costs in providing these services. For the years ended December 31, 2009, 2008 and 2007, the Company received reimbursement of its costs totaling approximately $5.9, $4.6 and $0.9 million. A6RG, A6A, A7A, ASRG, A8A and A9A are 100% owned by Glade Knight, the Company's Chairman and Chief Executive Officer.

        Including A6RG, ASRG, A6A, A7A, A8A and A9A discussed above, Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Mr. Knight was also Chairman and Chief Executive Officer of Apple Hospitality Two, Inc. until May 2007 and Apple Hospitality Five, Inc. until October 2007. Members of the Company's Board of Directors are also on the boards of Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Until May 2007, members of the Company's Board of Directors were also on the board of Apple Hospitality Two, Inc. and, until October 2007, were on the board of Apple Hospitality Five, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 9

Commitments

        The Company has ground leases related to five of its hotels with remaining terms ranging from 7 to 18 years. Each of the leases has the option for the Company to extend the lease. The aggregate amounts of minimum lease payments under these agreements for the five years subsequent to December 31, 2009 and thereafter are as follows (in thousands):

Total
2010	$322
2011	326
2012	326
2013	334
2014	334
Thereafter	2,259

Total	$3,901

Note 10

Industry Segments

        The Company owns extended-stay and limited service hotel properties throughout the United States that generate rental and other property related income. The Company separately evaluates the performance of each of its hotel properties. However, because each of the hotels has similar economic characteristics, facilities, and services, the properties have been aggregated into a single operating segment. All segment disclosures are included in, or can be derived from, the Company's consolidated financial statements.

Note 11

Quarterly Financial Data (unaudited)

        The following is a summary of quarterly results of operations for the period ended December 31, 2009:

(in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$52,882	$56,860	$59,312	$50,635
Net income	$7,762	$9,735	$11,024	$4,858
Basic and diluted income per common share	$0.09	$0.11	$0.12	$0.05
Distributions declared and paid per common share	$0.226	$0.226	$0.226	$0.226

Notes to Consolidated Financial Statements (Continued)

Note 11 (Continued)

        The following is a summary of quarterly results of operations for the period ended December 31, 2008:

(in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$64,291	$71,213	$71,610	$57,188
Net income	$13,530	$18,149	$18,228	$8,595
Basic and diluted income per common share	$0.15	$0.20	$0.20	$0.09
Distributions declared and paid per common share	$0.224	$0.226	$0.226	$0.226

Note 12

Subsequent Events

        In January 2010, the Company declared and paid $6.9 million or $.075 per common share, in a distribution to its common shareholders, of which $2.9 million or 266,190 Units were reinvested under the Company's Dividend Reinvestment Plan.

        On January 20, 2010, the Company redeemed 641,475 Units in the amount of $7.0 million under its Unit Redemption Program.

        In January 2010, the Company's Board of Directors approved a reduction in the Company's annual distribution rate from $0.90 to $0.77 per common share. The reduction of the dividend, which will continue to be paid monthly, will be effective for the planned March 2010 distribution.

        In February 2010, the Company declared and paid $6.8 million or $.075 per common share, in a distribution to its common shareholders, of which $2.9 million or 266,269 Units were reinvested under the Company's Dividend Reinvestment Plan.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        None.

Item 9A.    Controls and Procedures

        Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective and that there have been no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Since that evaluation process was completed, there have been no significant changes in internal controls or in other factors that could significantly affect these controls.

        See Item 8 for the Report of Management on Internal Control over Financial Reporting and the Company's Independent Registered Public Accounting Firm's attestation report regarding internal control over financial reporting.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be set forth in the Company's 2010 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 10, the 2010 Proxy Statement is incorporated herein by this reference.

Item 11.    Executive Compensation

        The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be set forth in the Company's 2010 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2010 Proxy Statement is incorporated herein by this reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        The information required by Items 201(d) and 403 of Regulation S-K will be set forth in the Company's 2010 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2010 Proxy Statement is incorporated herein by this reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by Items 404 and 407(a) of Regulation S-K will be set forth in the Company's 2010 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2010 Proxy Statement is incorporated herein by this reference.

Item 14.    Principal Accounting Fees and Services

        This information required by Item 9(e) of Schedule 14A will be set forth in the Company's 2010 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2010 Proxy Statement is incorporated herein by this reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

        1.     Financial Statements of Apple REIT Six, Inc.

    Report of Management on Internal Control Over Financial Reporting

    Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting—Ernst & Young LLP

    Report of Independent Registered Public Accounting Firm—Ernst & Young LLP

    Consolidated Balance Sheets as of December 31, 2009 and 2008

    Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007

    Consolidated Statements of Shareholders' Equity for the years ended December 31, 2009, 2008 and 2007

    Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

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

        3.     Exhibits

    Incorporated herein by reference are the exhibits listed under "Exhibits Index" to this Report available at www.sec.gov.

SCHEDULE III
Real Estate and Accumulated Depreciation
As of December 31, 2009
(dollars in thousands)

						Subsequently Capitalized
				Initial Cost
						Bldg. Imp. & FF&E	Total Gross Cost(1)		Date of Construction	Date Acquired	Depreciable Life	# of Rooms
City	State	Brand	Encumbrances	Land	Bldg./FF&E			Acc. Deprec.
Birmingham	Alabama	Fairfield Inn	$—	$354	$2,057	$133	$2,544	$(327)	1995	Aug-05	3 - 39 yrs.	63
Dothan	Alabama	Courtyard	—	1,270	7,142	914	9,326	(1,151)	1996	Aug-05	3 - 39 yrs.	78
Dothan	Alabama	Hampton Inn & Suites	—	842	8,129	71	9,042	(1,273)	2004	Jun-05	3 - 39 yrs.	85
Huntsville	Alabama	Fairfield Inn	2,760	506	4,813	177	5,496	(621)	1999	Sep-05	3 - 39 yrs.	79
Huntsville	Alabama	Residence Inn	—	947	7,632	1,535	10,114	(1,252)	2002	Jun-05	3 - 39 yrs.	78
Montgomery	Alabama	SpringHill Suites	3,451	963	6,327	203	7,493	(810)	1998	Sep-05	3 - 39 yrs.	79
Tuscaloosa	Alabama	Courtyard	—	—	7,953	900	8,853	(1,163)	1996	Aug-05	3 - 39 yrs.	78
Tuscaloosa	Alabama	Fairfield Inn	—	—	4,240	157	4,397	(586)	1996	Aug-05	3 - 39 yrs.	63
Anchorage	Alaska	Hampton Inn	—	1,220	10,501	2,080	13,801	(2,346)	1997	Mar-05	3 - 39 yrs.	101
Anchorage	Alaska	Hilton Garden Inn	—	4,230	14,788	1,868	20,886	(2,612)	2002	Oct-04	3 - 39 yrs.	125
Anchorage	Alaska	Homewood Suites	—	1,803	11,046	125	12,974	(2,042)	2004	Oct-04	3 - 39 yrs.	122
Phoenix	Arizona	Hampton Inn	—	1,425	5,205	820	7,450	(1,253)	1998	Oct-04	3 - 39 yrs.	99
Tempe	Arizona	SpringHill Suites	—	1,170	7,159	117	8,446	(1,150)	1998	Jun-05	3 - 39 yrs.	121
Tempe	Arizona	TownePlace Suites	—	1,226	7,169	142	8,537	(1,141)	1998	Jun-05	3 - 39 yrs.	119
Arcadia	California	Hilton Garden Inn	—	1,718	10,195	2,351	14,264	(2,323)	1999	Oct-04	3 - 39 yrs.	124
Arcadia	California	SpringHill Suites	—	1,633	6,459	834	8,926	(1,449)	1999	Oct-04	3 - 39 yrs.	86
Bakersfield	California	Hilton Garden Inn	—	1,166	10,565	211	11,942	(1,848)	2004	Mar-05	3 - 39 yrs.	120
Folsom	California	Hilton Garden Inn	—	1,521	16,989	1,203	19,713	(2,527)	1999	Nov-05	3 - 39 yrs.	100
Foothill Ranch	California	Hampton Inn	4,094	1,056	6,499	831	8,386	(1,320)	1998	Apr-05	3 - 39 yrs.	84
Lake Forest	California	Hilton Garden Inn	—	1,541	9,425	235	11,201	(1,777)	2004	Oct-04	3 - 39 yrs.	103
Milpitas	California	Hilton Garden Inn	—	2,565	16,534	1,933	21,032	(2,883)	1999	Nov-05	3 - 39 yrs.	161
Roseville	California	Hilton Garden Inn	—	2,362	18,937	1,600	22,899	(2,965)	1999	Nov-05	3 - 39 yrs.	131
San Francisco	California	Hilton Garden Inn	—	2,007	9,545	2,106	13,658	(2,169)	1999	Jan-06	3 - 39 yrs.	169
Boulder	Colorado	Marriott	—	3,066	27,825	2,131	33,022	(4,747)	1997	May-05	3 - 39 yrs.	157
Glendale	Colorado	Hampton Inn & Suites	5,483	3,641	11,221	1,276	16,138	(2,331)	1999	Oct-04	3 - 39 yrs.	133
Lakewood	Colorado	Hampton Inn	—	2,508	8,090	472	11,070	(1,656)	2003	Oct-04	3 - 39 yrs.	170
Farmington	Connecticut	Courtyard	—	1,794	15,434	12	17,240	(2,050)	2005	Oct-05	3 - 39 yrs.	119
Rocky Hill	Connecticut	Residence Inn	—	1,472	11,284	7	12,763	(1,578)	2005	Aug-05	3 - 39 yrs.	96
Wallingford	Connecticut	Homewood Suites	—	1,419	12,072	174	13,665	(1,762)	2005	Jul-05	3 - 39 yrs.	104
Clearwater	Florida	SpringHill Suites	—	—	7,214	1	7,215	(964)	2006	Feb-06	3 - 39 yrs.	79
Lake Mary	Florida	Courtyard	—	690	5,568	1,815	8,073	(1,277)	1995	Mar-05	3 - 39 yrs.	86
Lakeland	Florida	Residence Inn	—	1,520	8,699	1,296	11,515	(1,517)	2001	Jun-05	3 - 39 yrs.	78
Orange Park	Florida	Fairfield Inn	2,933	855	6,979	204	8,038	(841)	1998	Nov-05	3 - 39 yrs.	83
Panama City	Florida	Courtyard	—	1,407	8,217	52	9,676	(1,080)	2006	Mar-06	3 - 39 yrs.	84
Pensacola	Florida	Courtyard	—	1,186	10,728	369	12,283	(1,446)	1997	Aug-05	3 - 39 yrs.	90
Pensacola	Florida	Fairfield Inn	—	470	4,703	176	5,349	(629)	1995	Aug-05	3 - 39 yrs.	63
Pensacola	Florida	Hampton Inn & Suites	—	1,248	8,354	11	9,613	(1,308)	2005	Jul-05	3 - 39 yrs.	85
Tallahassee	Florida	Hilton Garden Inn	—	1,103	10,130	804	12,037	(1,697)	1997	Mar-05	3 - 39 yrs.	99
Albany	Georgia	Courtyard	—	1,253	7,658	88	8,999	(1,204)	2004	Jun-05	3 - 39 yrs.	84
Columbus	Georgia	Residence Inn	—	—	8,184	104	8,288	(1,211)	2003	Jun-05	3 - 39 yrs.	78
Savannah	Georgia	SpringHill Suites	2,795	693	5,099	187	5,979	(654)	1999	Sep-05	3 - 39 yrs.	79
Valdosta	Georgia	Courtyard	—	1,036	7,529	772	9,337	(1,131)	2002	Oct-05	3 - 39 yrs.	84
Mt. Olive	New Jersey	Residence Inn	—	1,410	11,331	79	12,820	(1,642)	2005	Sep-05	3 - 39 yrs.	123
Somerset	New Jersey	Homewood Suites	—	1,813	16,801	200	18,814	(2,325)	2005	Aug-05	3 - 39 yrs.	123
Saratoga Springs	New York	Hilton Garden Inn	—	2,399	15,885	1,506	19,790	(2,266)	1999	Sep-05	3 - 39 yrs.	112
Roanoke Rapids	North Carolina	Hilton Garden Inn	—	2,458	15,713	6	18,177	(1,031)	2008	Mar-08	3 - 39 yrs.	147
Hillsboro	Oregon	Courtyard	6,185	1,879	9,484	272	11,635	(1,164)	1996	Mar-06	3 - 39 yrs.	155
Hillsboro	Oregon	Residence Inn	—	2,665	13,295	303	16,263	(1,749)	1994	Mar-06	3 - 39 yrs.	122
Hillsboro	Oregon	TownePlace Suites	—	2,150	9,715	1,235	13,100	(1,636)	1999	Dec-05	3 - 39 yrs.	136
Portland	Oregon	Residence Inn	—	4,400	38,687	3,233	46,320	(5,517)	2001	Dec-05	3 - 39 yrs.	258
Pittsburgh	Pennsylvania	Residence Inn	—	1,161	10,267	1,681	13,109	(1,972)	1998	Sep-05	3 - 39 yrs.	156
Myrtle Beach	South Carolina	Courtyard	—	1,857	7,631	1,042	10,530	(1,876)	1999	Jun-04	3 - 39 yrs.	135
Nashville	Tennessee	Homewood Suites	—	1,170	7,177	518	8,865	(1,358)	1999	May-05	3 - 39 yrs.	121
Arlington	Texas	SpringHill Suites	—	1,122	6,649	115	7,886	(1,076)	1998	Jun-05	3 - 39 yrs.	122
Arlington	Texas	TownePlace Suites	—	1,033	6,373	160	7,566	(1,004)	1999	Jun-05	3 - 39 yrs.	95
Dallas	Texas	SpringHill Suites	—	1,372	18,737	509	20,618	(2,650)	1997	Dec-05	3 - 39 yrs.	147
Fort Worth	Texas	Homewood Suites	—	1,152	8,210	2,187	11,549	(1,756)	1999	May-05	3 - 39 yrs.	137
Fort Worth	Texas	Residence Inn	—	1,873	15,586	19	17,478	(2,366)	2005	May-05	3 - 39 yrs.	149
Ft. Worth	Texas	SpringHill Suites	—	2,125	11,619	56	13,800	(2,136)	2004	May-04	3 - 39 yrs.	145
Laredo	Texas	Homewood Suites	—	1,118	9,781	55	10,954	(1,411)	2005	Nov-05	3 - 39 yrs.	106
Laredo	Texas	Residence Inn	—	902	10,969	19	11,890	(1,599)	2005	Sep-05	3 - 39 yrs.	109
Las Colinas	Texas	TownePlace Suites	—	1,205	6,256	139	7,600	(1,086)	1998	Jun-05	3 - 39 yrs.	136
McAllen	Texas	Hilton Garden Inn	—	1,178	8,143	1,601	10,922	(1,465)	2000	Jul-05	3 - 39 yrs.	104
Fredericksburg	Virginia	Hilton Garden Inn	—	1,822	15,362	145	17,329	(2,133)	2005	Dec-05	3 - 39 yrs.	148
Richmond	Virginia	Corporate Office	—	381	1,038	3,751	5,170	(1,546)	1893	Jun-04	3 - 39 yrs.	N/A
Kent	Washington	TownePlace Suites	—	1,841	10,721	1,428	13,990	(1,830)	1999	Dec-05	3 - 39 yrs.	152
Mukilteo	Washington	TownePlace Suites	—	1,505	11,055	1,234	13,794	(1,752)	1999	Dec-05	3 - 39 yrs.	128
Redmond	Washington	Marriott	—	9,504	56,168	1,299	66,971	(9,852)	2004	Jul-04	3 - 39 yrs.	262
Renton	Washington	Hilton Garden Inn	—	1,277	14,674	1,969	17,920	(2,674)	1998	Nov-05	3 - 39 yrs.	150
Deposits on Construction in Progress			—	—	—	49	49	—

			$27,701	$109,658	$761,624	$55,307	$926,589	$(124,943)				7,897

SCHEDULE III
Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2009
(dollars in thousands)

	2009	2008	2007		2009	2008	2007
Real estate owned:				Accumulated depreciation:
Balance as of January 1	$917,468	$885,160	$874,834	Balance as of January 1	$94,005	$64,692	$37,928
Acquisition	—	18,171	—	Depreciation expense	30,938	29,313	26,782
Improvements	9,121	14,137	10,360	Disposals	—	—	(18)
Disposals	—	—	(34)

Balance at December 31	$926,589	$917,468	$885,160	Balance at December 31	$124,943	$94,005	$64,692

(1)
The cost basis for Federal Income Tax purposes approximates the basis used in this schedule.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE REIT SIX, INC.

By:	/s/ GLADE M. KNIGHT Glade M. Knight, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	Date: March 5, 2010
By:	/s/ BRYAN PEERY Bryan Peery, Chief Financial Officer (Principal Financial and Principal Accounting Officer)	Date: March 5, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ GLADE M. KNIGHT Glade M. Knight, Director	Date: March 5, 2010
By:	/s/ LISA B. KERN Lisa B. Kern, Director	Date: March 5, 2010
By:	/s/ BRUCE H. MATSON Bruce H. Matson, Director	Date: March 5, 2010
By:	/s/ MICHAEL S. WATERS Michael S. Waters, Director	Date: March 5, 2010
By:	/s/ ROBERT M. WILY Robert M. Wily, Director	Date: March 5, 2010

EXHIBIT INDEX

Exhibit Number	Description
2.1	Master Purchase Agreement between Apple Six Hospitality Ownership, Inc. and the parties named therein dated June 14, 2005 (Incorporated by reference to Exhibit 2.1 to the registrant's quarterly report on Form 10-Q (SEC File No 333-1112169) filed August 4, 2005)
2.2	Purchase Contract between Sunbelt Hotels—Florida II, L.L.C. and Apple Six Hospitality Ownership, Inc. dated June 14, 2005 (Incorporated by reference to Exhibit 2.2 to the registrant's quarterly report on Form 10-Q (SEC File No 333-1112169) filed August 4, 2005)
2.3	Purchase Contract between Sunbelt Hotel Enterprises, Inc. and Apple Six Hospitality Ownership, Inc. dated June 14, 2005 (Incorporated by reference to Exhibit 2.3 to the registrant's quarterly report on Form 10-Q (SEC File No 333-1112169) filed August 4, 2005)
2.4	Schedule of information for two additional and substantially identical purchase contracts dated June 14, 2005 (substantially identical to Exhibit 2.2 above) (Incorporated by reference to Exhibit 2.4 to the registrant's quarterly report on Form 10-Q (SEC File No 333-1112169) filed August 4, 2005)
2.5	Schedule of information for twelve additional and substantially identical purchase contracts dated June 14, 2005 (substantially identical to Exhibit 2.3 above) (Incorporated by reference to Exhibit 2.5 to the registrant's quarterly report on Form 10-Q (SEC File No 333-1112169) filed August 4, 2005)
2.6	Purchase Contract between McHot Property, L.P. and Apple Six Hospitality Texas, L.P. dated June 21, 2005 (Incorporated by reference to Exhibit 2.6 to the registrant's quarterly report on Form 10-Q (SEC File No 333-1112169) filed August 4, 2005)
2.7	Purchase Contract between BMC Hotel Property, Ltd. and Apple Six Hospitality Texas, L.P. dated June 21, 2005 (Incorporated by reference to Exhibit 2.7 to the registrant's quarterly report on Form 10-Q (SEC File No 333-1112169) filed August 4, 2005)
2.8	Purchase Contract between Temfield Hotel Property, L.P. and Apple Six Hospitality Ownership, Inc. dated June 21, 2005 (Incorporated by reference to Exhibit 2.8 to the registrant's quarterly report on Form 10-Q (SEC File No 333-1112169) filed August 4, 2005)
2.9	Schedule of information for four additional and substantially identical purchase contracts dated June 21, 2005 (substantially identical to Exhibit 2.8 above) (Incorporated by reference to Exhibit 2.9 to the registrant's quarterly report on Form 10-Q (SEC File No 333-1112169) filed August 4, 2005)
2.10	Purchase and Sale Agreement among Folsom Garden Hotel Company, LLC, Milpitas Garden Hotel Company, LLC, Roseville Garden Hotel Company, LLC, South San Francisco Garden Hotel Company, LLC, Renton Garden Hotel Company, LLC and Apple Six Hospitality Ownership, Inc. dated October 25, 2005 (Incorporated by reference to Exhibit 2.1 to the registrant's quarterly report on Form 10-Q (SEC File No 333-1112169) filed November 3, 2005)
2.11	Purchase Contract dated as of November 2, 2005 between Stonebrook Hillsboro LLC, Stonebrook Kent LLC, Stonebrook Mukilteo LLC, Portland Riverplace LLC, Portland West Cym Hotel, L.L.C., Hillsboro Hotel Associates Limited Partnership and Apple Six Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 2.10 to the registrant's Post-Effective Amendment No. 4 to Form S-11 (SEC File No 333-1112169) filed December 14, 2005)

Exhibit Number	Description
3.1	Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the registrant's registration statement on Form S-11 (SEC File No. 333-112169) effective April 23, 2004)
3.2	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the registrant's Post Effective Amendment No. 4 to Form S-11 (SEC File No. 333-112169) effective June 14, 2005)
10.1	Management Agreement dated as of May 28, 2004 between SpringHill SMC Corporation and Apple Six Services, L.P. (Incorporated by reference to Exhibit 10.1 to the Post-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)
10.2	Owner Agreement dated as of May 28, 2004 among Apple Six Hospitality Texas, L.P., Apple Six Services, L.P. and SpringHill SMC Corporation (Incorporated by reference to Exhibit 10.2 to the Post-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)
10.3	Hotel Lease Agreement dated as of May 28, 2004 between Apple Six Hospitality Texas, L.P. and Apple Six Services, L.P. regarding the Fort Worth, Texas—Spring Hill Suites hotel (Incorporated by reference to Exhibit 10.3 to the Post-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)
10.4	Management Agreement dated as of June 8, 2004 between Courtyard Management Corporation and Apple Six Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.4 to the Post-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)
10.5	Owner Agreement dated as of June 8, 2004, but effective as of June 19, 2004, among Apple Six Hospitality, Inc., Apple Six Hospitality Management, Inc. and Courtyard Management Corporation (Incorporated by reference to Exhibit 10.5 to the Post-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)
10.6	Schedule of information for substantially identical Hotel Lease Agreement dated as of June 8, 2004 between Apple Six Hospitality, Inc. and Apple Six Hospitality Management, Inc. regarding the Myrtle Beach, South Carolina hotel (Incorporated by reference to Exhibit 10.6 to the Post-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)
10.7	Management Agreement dated as of July 22, 2002 between Marriott International, Inc. and Redmar Property, L.P., as assigned by Consent, Assignment and Assumption and Amendment of Management Agreement dated as of July 6, 2004, but effective June 12, 2004, among Marriott International, Inc., Redmar Property, L.P., Apple Six Hospitality Management, Inc. and Apple Six Hospitality, Inc. regarding the Redmond, Washington hotel (Incorporated by reference to Exhibit 10.7 to the Post-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)
10.8	Owner Agreement dated as of July 6, 2004, but effective as of June 12, 2004, among Apple Six Hospitality Management, Inc., Apple Six Hospitality, Inc. and Marriott International, Inc. (Incorporated by reference to Exhibit 10.8 to the Post-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

Exhibit Number	Description
10.9	Hotel Lease Agreement dated as of June 12, 2004 between Apple Six Hospitality, Inc. and Apple Six Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.9 to the Post-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)
10.10	Advisory Agreement between the Registrant and Apple Six Advisors, Inc. (Incorporated by reference to Exhibit 10.1 to the registrant's quarterly report on Form 10-Q (SEC File No. 333-112169) filed May 13, 2004)
10.11	Property Acquisition/Disposition Agreement between the Registrant and Apple Six Realty Group, Inc. (Incorporated by reference to Exhibit 10.2 to the registrant's quarterly report on Form 10-Q (SEC File NO. 333-112169) filed May 13, 2004)
10.12	Apple REIT Six, Inc. 2004 Incentive Plan (Incorporated by reference to Exhibit 10.3 to the registrant's quarterly report on Form 10-Q (SEC File No. 333-112169) filed May 13, 2004)*
10.13	Apple REIT Six, Inc. 2004 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.4 to the registrant's quarterly report on Form 10-Q (SEC File No. 333-112169) filed May 13, 2004)*
10.14	Management Agreement dated as of July 22, 2002 between Marriott International, Inc. and Redmar Property, L.P., as assigned by Consent, Assignment and Assumption and Amendment of Management Agreement dated as of July 6, 2004, but effective June 12, 2004, among Marriott International, Inc., Redmar Property, L.P., Apple Six Hospitality Management, Inc. and Apple Six Hospitality, Inc. regarding the Redmond, Washington hotel (Incorporated by reference to Exhibit 10.7 to the Post-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)
10.15	Owner Agreement dated as of July 6, 2004, but effective as of June 12, 2004, among Apple Six Hospitality Management, Inc., Apple Six Hospitality, Inc. and Marriott International, Inc. (Incorporated by reference to Exhibit 10.8 to the Post-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)
10.16	Management Agreement dated as of July 22, 2002 between Marriott International, Inc. and Redmar Property, L.P., as assigned by Consent, Assignment and Assumption and Amendment of Management Agreement dated as of July 6, 2004, but effective June 12, 2004, among Marriott International, Inc., Redmar Property, L.P., Apple Six Hospitality Management, Inc. and Apple Six Hospitality, Inc. regarding the Redmond, Washington hotel (Incorporated by reference to Exhibit 10.7 to the Post-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)
10.17	Owner Agreement dated as of July 6, 2004, but effective as of June 12, 2004, among Apple Six Hospitality Management, Inc., Apple Six Hospitality, Inc. and Marriott International, Inc. (Incorporated by reference to Exhibit 10.8 to the Post-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)
10.18	Schedule of information for eight additional and substantially identical Hotel Lease Agreements dated as of October 12, 2004 regarding eight hotels (substantially identical to Exhibit 10.9 immediately above). (Incorporated by reference to Exhibit 10.14 to the Post-Effective Amendment No. 3 to the Registrant's Registration Statement on Form S-11 (SEC File No. 333-112169) filed on October 29, 2004)

Exhibit Number	Description
10.19	Executive Severance Plan dated October 16, 2008. (Incorporated by reference to Exhibit 10.1 to the registrant's quarterly report on Form 10-Q (SEC File No. 333-112169) filed November 3, 2008)*
10.20	Severance Plan dated October 16, 2008. (Incorporated by reference to Exhibit 10.2 to the registrant's quarterly report on Form 10-Q (SEC File No. 333-112169) filed November 3, 2008)*
21.1	Subsidiaries of Apple REIT Six, Inc. (FILED HEREWITH)
23.1	Consent of Ernst & Young LLP (FILED HEREWITH)
31.1	Certification of the Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)
31.2	Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Action of 2002 (FILED HEREWITH)
32.1	Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

*
Denotes compensation plan.