Form 10-Q
period 2010-03-31
APPLE REIT SIX INC
filed 2010-05-05
CIK 1277151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Number of registrant’s common shares outstanding as of May 1, 2010: 91,066,414

APPLE REIT SIX, INC.
FORM 10-Q

INDEX

		Page Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets - March 31, 2010 and December 31, 2009	3

	Consolidated Statements of Operations - Three months ended March 31, 2010 and Three months ended March 31, 2009	4

	Consolidated Statements of Cash Flows - Three months ended March 31, 2010 and Three months ended March 31, 2009	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings (not applicable)

Item 1A.	Risk Factors (not applicable)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities (not applicable)

Item 4.	(Removed and reserved)

Item 5.	Other Information (not applicable)

Item 6.	Exhibits	18

Signatures		19

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

Apple REIT Six, Inc.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	March 31,	December 31,
	2010	2009
ASSETS
Investment in real estate, net of accumulated depreciation of $132,705 and $124,943, respectively	$795,217	$801,646
Restricted cash-furniture, fixtures and other escrows	4,806	4,506
Due from third party manager, net	10,384	6,331
Other assets, net	3,806	3,101

TOTAL ASSETS	$814,213	$815,584

LIABILITIES
Notes payable	$63,290	$54,040
Other liabilities	4,060	4,056

TOTAL LIABILITIES	67,350	58,096

SHAREHOLDERS’ EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	—	—
Series A preferred stock, no par value, authorized 200,000,000 shares; issued and outstanding 91,589,456 and 91,472,421 shares, respectively	—	—
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 and 240,000 shares, respectively	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 91,589,456 and 91,472,421 shares, respectively	903,507	902,202
Distributions greater than net income	(156,668)	(144,738)

TOTAL SHAREHOLDERS’ EQUITY	746,863	757,488

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$814,213	$815,584

See notes to consolidated financial statements.

Apple REIT Six, Inc.

Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three months ended	Three months ended
	March 31, 2010	March 31, 2009

Revenues:
Room revenue	$48,392	$47,861
Other revenue	3,477	3,711
Reimbursed expenses	1,632	1,310
Total revenue	53,501	52,882

Expenses:
Operating expense	13,753	13,526
Hotel administrative expense	4,517	4,672
Sales and marketing	4,166	4,197
Utilities	2,402	2,497
Repair and maintenance	2,599	2,504
Franchise fees	2,177	2,129
Management fees	1,652	1,798
Taxes, insurance and other	3,238	3,419
Reimbursed expenses	1,632	1,310
General and administrative	1,037	1,169
Depreciation expense	7,762	7,653
Total expenses	44,935	44,874

Operating income	8,566	8,008

Interest expense, net	(909)	(246)

Net income	$7,657	$7,762

Basic and diluted net income per common share	$0.08	$0.09

Weighted average common shares outstanding - basic and diluted	91,363	91,288

Distributions declared per common share	$0.215	$0.226

See notes to consolidated financial statements.

Apple REIT Six, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three months ended	Three months ended
	March 31, 2010	March 31, 2009

Cash flow provided by operating activities:
Net income	$7,657	$7,762
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	7,762	7,653
Other non-cash expenses, net	132	(17)
Changes in operating assets and liabilities, net of amounts acquired/assumed:
Due from third party manager	(4,053)	(2,706)
Other assets	(947)	159
Other liabilities	297	(222)
Net cash provided by operating activities	10,848	12,629

Cash flow used in investing activities:
Capital improvements	(1,626)	(5,162)
Redemption of investment interest in non-hotel assets	—	3,240
Net decrease (increase) in cash restricted for property improvements	(241)	58
Net cash used in investing activities	(1,867)	(1,864)

Cash flow used in financing activities:
Net proceeds from line of credit	9,505	12,500
Repayment of secured notes payable	(204)	(198)
Net proceeds from issuance of Units	8,344	8,861
Redemptions of Units	(7,039)	(12,278)
Cash distributions paid to shareholders	(19,587)	(20,585)
Net cash used in financing activities	(8,981)	(11,700)

Decrease in cash and cash equivalents	—	(935)

Cash and cash equivalents, beginning of period	—	935

Cash and cash equivalents, end of period	$—	$—

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These unaudited statements should be read in conjunction with the Company’s audited financial statements included in its 2009 Annual Report on Form 10-K.  Operating results for the period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the period ending December 31, 2010.

Note 2

General Information and Summary of Significant Accounting Policies

Organization

Apple REIT Six, Inc., together with its wholly-owned subsidiaries (the “Company”), is a Virginia corporation formed to invest in hotels and other selected real estate in select metropolitan areas in the United States. The Company has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. Initial capitalization occurred on January 20, 2004 and operations began on May 28, 2004 when the Company acquired its first hotel. On March 3, 2006, the Company concluded its best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share). The Company has no foreign operations or assets and its operating structure includes only one segment.  The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

Earnings per Common Share

Basic earnings per common share are computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share are calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. There were no potential common shares with a dilutive effect during the three months ended March 31, 2010 or 2009. As a result, basic and diluted outstanding shares were the same. Series B convertible preferred shares are not included in earnings per common share calculations until such time as the Series B convertible preferred shares are converted to common shares.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a pronouncement (Accounting Standards Update No. 2009-17) which amends its guidance surrounding a company’s analysis to determine whether any of its variable interests constitute controlling financial interests in a variable interest entity.  This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:  (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. The new pronouncement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosure about an enterprise’s involvement with a variable interest entity.  This pronouncement was adopted by the Company in the first quarter of 2010. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Note 3

Sale of Ownership Interest

In January 2009, the Company’s ownership interest in Apple Air Holding, LLC (Apple Air), was reduced from 50% to 26% through the redemption of a 24% ownership interest by Apple Air. The Company received approximately $3.2 million for the ownership interest redeemed. No gain or loss from the redemption was recognized by the Company. Due to the reduction in ownership the Company deconsolidated Apple Air and now records its ownership interest of approximately $2.3 and $2.4 million at March 31, 2010 and December 31, 2009 in “Other assets, net” in the Company’s Consolidated Balance Sheets. The Company records its share of income or loss of Apple Air under the equity method of accounting, adjusting its investment accordingly. The loss of $0.1 million for the three months ended March 31, 2010 and 2009 is included in “General and administrative” expense in the Company’s Consolidated Statements of Operations. The other members of Apple Air are Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

Note 4

Line of Credit

In March 2008, the Company entered into a $20 million unsecured line of credit with a commercial bank. The applicable interest rate was equal to LIBOR (the London Interbank Offered Rate) plus 2%, with interest payments due monthly. Effective August 31, 2009, the Company modified this agreement, increasing its capacity to $40 million. The principal must be paid by the maturity date of March 2011, and may be prepaid without penalty. The Company has an option to extend the line of credit one year, subject to a fee and certain conditions. The applicable interest rate is equal to LIBOR (the London Interbank Offered Rate) plus 3.5%, with a minimum interest rate of 5.0%. The line of credit also has an unused fee of 0.5%. At March 31, 2010 and December 31, 2009, the credit line had outstanding principal balances of $35.4 and $25.9 million.

Note 5

Fair Value of Financial Instruments

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. As of March 31, 2010, the carrying value and estimated fair value of the Company’s debt was $63.3 and $64.2 million. As of December 31, 2009, the carrying value and estimated fair value of the Company’s debt was $54.0 and $55.5 million. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

Note 6

Related Parties

The Company has significant transactions with related parties.  These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“A6A”), pursuant to which A6A provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, is payable for these services. During the first three months of 2010 and 2009, A6A utilized Apple Fund Management, LLC, a subsidiary of the Company, to provide these services. The advisory fees incurred under the agreement with A6A for the three months ended March 31, 2010 and 2009, totaled approximately $0.4 million for each period.

Through its wholly-owned subsidiary, Apple Fund Management, LLC, the Company provides support services to Apple Suites Realty Group, Inc. (“ASRG”), A6A, Apple Seven Advisors, Inc. (“A7A”), Apple REIT Seven, Inc., Apple Eight Advisors, Inc. (“A8A”), Apple REIT Eight, Inc., Apple Nine Advisors, Inc. (“A9A”) and Apple REIT Nine, Inc. A7A provides day to day advisory and administrative functions for Apple REIT Seven, Inc. A8A provides day to day advisory and administrative functions for Apple REIT Eight, Inc. A9A provides day to day advisory and administrative functions for Apple REIT Nine, Inc. ASRG provides real estate brokerage services to Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Each of these companies has agreed to reimburse the Company for its costs in providing these services. For the three months ended March 31, 2010 and 2009, the Company received reimbursement of its costs totaling approximately $1.6 and $1.3 million. ASRG, A6A, A7A, A8A and A9A are 100% owned by Glade Knight, the Company’s Chairman and Chief Executive Officer.

Including ASRG, A6A, A7A, A8A and A9A discussed above, Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Members of the Company’s Board of Directors are also on the boards of Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

Note 7

Shareholders’ Equity

In July 2005, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually paid for the Unit; or (2) $11.00 per Unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the three months ended March 31, 2010, the Company redeemed approximately 0.6 million Units in the amount of $7.0 million under the program. Since the inception of the program through March 31, 2010, the Company has redeemed approximately 11.8 million Units for $128.9 million under the program.

In February 2006, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. During the three months ended March 31, 2010, approximately 0.8 million Units, representing $8.3 million in proceeds to the Company, were issued under the plan. Since the inception of the plan through March 31, 2010, 12.2 million Units, representing $134.4 million in proceeds to the Company, were issued under the plan.

Note 8

Subsequent Events

In April 2010, the Company declared and paid approximately $5.9 million, or $.064 per share, in distributions to its common shareholders of which $2.5 million or 224,609 Units were reinvested under the Company’s Dividend Reinvestment Plan.

On April 20, 2010, the Company redeemed 747,651 Units in the amount of $8.2 million under its Unit Redemption Program.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles, including the current economic recession throughout the United States; and competition within the hotel industry.  Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in the quarterly report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.  In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code.  Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission. Any forward-looking statement that the Company makes speaks only as of the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors as a result of new information, future events or otherwise, except as required by law.

Overview

Apple REIT Six, Inc. (together with its wholly owned subsidiaries, the “Company”) was formed and initially capitalized on January 20, 2004, with its first investor closing on April 23, 2004. The Company owns 68 hotels within different markets in the United States. The Company is treated as a Real Estate Investment Trust (“REIT”) for federal income tax purposes. The Company’s first hotel was acquired on May 28, 2004. Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels within their respective markets, in general, has met the Company’s expectations for the period owned. With the decline in economic conditions throughout the United States, the Company has experienced a significant decline in revenue as compared to 2008, but a slight recovery in revenue as compared to the first quarter of 2009. Although there is no way to predict general economic conditions, the Company anticipates revenue and income to stabilize in 2010 as compared to 2009. In evaluating financial condition and operating performance, the most important matters on which the Company focuses are revenue measurements, such as: average occupancy, average daily rate, revenue per available room, and market yield (a comparison of a hotel’s revenue results to the average of other hotels in its local market); and expenses, such as hotel operating expenses, general and administrative and other expenses described below.  The following is a summary of the Company’s results:

(in thousands except statistical data)	Three months ended March 31, 2010	Percent of Hotel Revenue	Three months ended March 31, 2009	Percent of Hotel Revenue	Percent Change

Total hotel revenue	$51,869	100%	$51,572	100%	1%
Hotel operating expenses	31,266	60%	31,323	61%	—
Taxes, insurance and other expense	3,238	6%	3,419	7%	-5%
General and administrative expense	1,037	2%	1,169	2%	-11%

Depreciation	7,762		7,653		1%
Interest expense, net	909		246		270%

Number of Hotels	68		68		—
Average RevPAR Market Yield (1)	124		120		3%
ADR	$102		$111		-8%
Occupancy	67%		61%		10%
RevPAR	$68		$67		1%

(1) Data is calculated from information provided by Smith Travel Research, Inc., for comparable hotels.

Hotels Owned

As of March 31, 2010, the Company owned 68 hotels, with a total of 7,897 rooms. The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

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

Results of Operations

As of March 31, 2010, the Company owned 68 hotels with 7,897 rooms. The Company’s portfolio of hotels owned is unchanged since 2008. Hotel performance is impacted by many factors, including economic conditions in the United States, as well as each locality. Due to a continuing recessionary economic environment throughout the United States, the financial results of the Company’s hotels were below pre-recessionary levels. However, they did show modest improvement from results for the same period in 2009. Although it is anticipated that the properties’ performance will continue to be below comparable pre-recession operating periods until general economic conditions improve, the Company does anticipate stabilized revenue and income in 2010 as compared to 2009 results, which is consistent with many industry forecasts. The Company will continue to aggressively pursue market opportunities to improve revenue and aggressively pursue cost controls to improve results during and after the economic downturn.

Revenues

The Company’s principal source of revenue is hotel room revenue and other related revenue. For the three months ended March 31, 2010 and 2009, the Company had total hotel revenue of $51.9 and $51.6 million, respectively, with average occupancy of 67% and 61%, average daily rate (“ADR”) of $102 and $111 and revenue per available room (“RevPAR”) of $68 and $67. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR. As reflected in the Company’s occupancy increase, the industry is beginning to realize an increase in demand. The increase is a result of reduced room rates and the sense that the overall economy is stabilizing.

While the revenue rates earned by the Company are consistent with industry and brand averages, the Company continually works with the hotel managers to maximize rates and occupancy. As a result, although RevPAR has declined from pre-recession levels, the Company has increased its average market share as compared to the first quarter of 2009 by 3%.

Expenses

With the current state of the economy, the Company and its managers are aggressively reducing expenses where possible while still maintaining the quality and service levels of its properties. For the three months ended March 31, 2010 and 2009, hotel operating expenses totaled $31.3 million each period, or

60% and 61% of total hotel revenue. While certain costs of a hotel are fixed in nature, such as management costs, certain utility costs, minimum maintenance and supply costs, the Company has been successful in reducing overall payroll costs, food and supplies, and utilities by continually monitoring and sharing utilization data across its hotels and management companies. The Company will continue to aggressively work with its managers to contain operating costs.

Taxes, insurance, and other expenses for the three months ended March 31, 2010 and 2009 were $3.2 and $3.4 million, or 6% and 7% of total hotel revenue. The Company expects property insurance and property taxes to show modest declines compared to 2009.

General and administrative expenses for the three months ended March 31, 2010 and 2009 were $1.0 and $1.2 million, or 2% of total hotel revenue for each period. The principal components of general and administrative expense are advisory fees, loss on equity method investment in Apple Air Holding, LLC, legal fees, accounting fees and reporting expenses.

Depreciation expense for the three months ended March 31, 2010 and 2009 was $7.8 and $7.7 million. Depreciation expense represents expense of the Company’s 68 hotels and related personal property for their respective periods owned. The increase in depreciation is due to renovations completed throughout 2009 and in the first quarter of 2010.

Interest expense, net was $0.9 and $0.2 million for the three months ended March 31, 2010 and 2009. Interest expense relates to debt assumed with certain properties acquired, as well as borrowings on the Company’s line of credit. Interest expense increased for the three months ended March 31, 2010 as the Company increased borrowings on its line of credit. During the three months ended March 31, 2010 and 2009, the Company capitalized approximately $32 thousand and $0.3 million of interest associated with renovation activities.

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

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions in the first three months of 2010 totaled $19.6 million. For the same period the Company’s cash generated from operations was $10.8 million. The shortfall was funded by borrowings on the line of credit. As the hotel industry is seasonal, the Company does not anticipate shortfalls at this level for each quarter of 2010. The Company intends to continue paying distributions on a monthly basis. However, since there can be no assurance of the ability of the Company’s properties to provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate. Additionally, in light of the weakness in economic conditions throughout the United States, the Board of Directors monitors the Company’s distribution rate relative to the performance of the hotels on an ongoing basis and may make adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company.

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, an amount of 3% to 5% of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. During the first three months of 2010, total capital expenditures were approximately $1.3 million. The Company anticipates expenditures of approximately $12 million for the full year of 2010 in connection with renovations and brand initiatives. With the depressed economic environment, the Company will only complete the most cost-effective projects.

In February 2006, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. During the three months ended March 31, 2010, approximately 0.8 million Units, representing $8.3 million in proceeds to the Company, were issued under the plan. Since the inception of the plan through March 31, 2010, 12.2 million Units, representing $134.4 million in proceeds to the Company, were issued under the plan.

In July 2005, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually paid for the Unit; or (2) $11.00 per Unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the three months ended March 31, 2010, the Company redeemed approximately 0.6 million Units in the amount of $7.0 million under the program. Since the inception of the program through March 31, 2010, the Company has redeemed approximately 11.8 million Units for $128.9 million under the program.

Related Party Transactions

The Company has significant transactions with related parties.  These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“A6A”), pursuant to which A6A provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, is payable for these services. During the first three months of 2010 and 2009, A6A utilized Apple Fund Management, LLC, a subsidiary of the Company, to provide these services. The advisory fees incurred under the agreement with A6A for the three months ended March 31, 2010 and 2009, totaled approximately $0.4 million for each period.

Through its wholly-owned subsidiary, Apple Fund Management, LLC, the Company provides support services to Apple Suites Realty Group, Inc. (“ASRG”), A6A, Apple Seven Advisors, Inc. (“A7A”), Apple REIT Seven, Inc., Apple Eight Advisors, Inc. (“A8A”), Apple REIT Eight, Inc., Apple Nine Advisors, Inc. (“A9A”) and Apple REIT Nine, Inc. A7A provides day to day advisory and administrative functions for Apple REIT Seven, Inc. A8A provides day to day advisory and administrative functions for Apple REIT Eight, Inc. A9A provides day to day advisory and administrative functions for Apple REIT Nine, Inc. ASRG provides real estate brokerage services to Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Each of these companies has agreed to reimburse the Company for its costs in providing these services. For the three months ended March 31, 2010 and 2009, the Company received reimbursement of its costs totaling approximately $1.6 and $1.3 million. ASRG, A6A, A7A, A8A and A9A are 100% owned by Glade Knight, the Company’s Chairman and Chief Executive Officer.

Including ASRG, A6A, A7A, A8A and A9A discussed above, Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Members of the Company’s Board of Directors are also on the boards of Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

In January 2009, the Company’s ownership interest in Apple Air Holding, LLC (Apple Air), was reduced from 50% to 26% through the redemption of a 24% ownership interest by Apple Air. The Company received approximately $3.2 million for the ownership interest redeemed. No gain or loss from the redemption was recognized by the Company. Due to the reduction in ownership the Company deconsolidated Apple Air and now records its ownership interest of approximately $2.3 and $2.4 million at March 31, 2010 and December 31, 2009 in “Other assets, net” in the Company’s Consolidated Balance Sheets. The Company records its share of income or loss of Apple Air under the equity method of accounting, adjusting its investment accordingly. The loss of $0.1 million for the three months ended March 31, 2010 and 2009 is included in “General and administrative” expense in the Company’s Consolidated Statements of Operations. The other members of Apple Air are Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a pronouncement (Accounting Standards Update No. 2009-17) which amends its guidance surrounding a company’s analysis to determine whether any of its variable interests constitute controlling financial interests in a variable interest entity.  This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:  (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. The new pronouncement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosure about an enterprise’s involvement with a variable interest entity.  This pronouncement was adopted by the Company in the first quarter of 2010. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Subsequent Events

In April 2010, the Company declared and paid approximately $5.9 million, or $.064 per share, in distributions to its common shareholders of which $2.5 million or 224,609 Units were reinvested under the Company’s Dividend Reinvestment Plan.

On April 20, 2010, the Company redeemed 747,651 Units in the amount of $8.2 million under its Unit Redemption Program.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of March 31, 2010, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk. The Company is exposed to changes in short term interest rates paid on its line of credit. Based on the balance of the Company’s line of credit at March 31, 2010, of $35.4 million, every 100 basis points change in interest rates will impact the Company’s annual net income by $354,000, all other factors remaining the same.

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

PART II.                                             OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unit Redemption Program

In July 2005, the Company instituted a share redemption program to provide its shareholders who have held their Units for at least one year with the benefit of limited interim liquidity, by presenting for redemption all or any portion of their Units at any time and in accordance with certain procedures. Once this time limitation has been met, the Company may, subject to certain conditions and limitations, redeem the Units presented for redemption for cash, to the extent that the Company has sufficient funds available to fund the redemption. If Units are held for the required one-year period, the Units may be redeemed for a purchase price equal to the lesser of: (1) $11.00 per Unit; or (2) the purchase price per Unit that was actually paid for the Units. The board of directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period, reject any request for redemption, change the purchase price for redemptions or otherwise amend the terms of, suspend, or terminate the Unit redemption program.  The following is a summary of redemptions during the first quarter of 2010:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
January 2010	641,475	$10.97	11,750,871		(1)

(1)  The maximum number of Units that may be redeemed in any 12 month period is limited to five percent (5.0%) of the weighted average number of Units outstanding from the beginning of the 12 month period.

Item 6.    Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form S-11 (SEC File No. 333-112169) effective April 23, 2004).

3.2	Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Post-Effective Amendment No. 4 to Form S-11 (SEC File No. 333-112169) effective June 14, 2005).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a — 14(a) and Rule 15d — 14(a) of the Securities Exchange Act, as amended (FILED HEREWITH).

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a — 14(a) and Rule 15d — 14(a) of the Securities Exchange Act, as amended (FILED HEREWITH).

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

APPLE REIT SIX, INC.

By:	/s/ GLADE M. KNIGHT	Date: May 5, 2010
Glade M. Knight,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: May 5, 2010
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)