Form 10-Q
period 2010-06-30
APPLE REIT SIX INC
filed 2010-08-03
CIK 1277151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

Commission File Number 000-51270

APPLE REIT SIX, INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	20-0620523
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

814 EAST MAIN STREET
RICHMOND, VIRGINIA	23219
(Address of principal executive offices)	(Zip Code)

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

Number of registrant’s common shares outstanding as of August 1, 2010: 91,038,450

APPLE REIT SIX, INC.
FORM 10-Q
INDEX

		Page Number

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets - June 30, 2010 and December 31, 2009	3

	Consolidated Statements of Operations - Three and six months ended June 30, 2010 and Three and six months ended June 30, 2009	4

	Consolidated Statements of Cash Flows - Six months ended June 30, 2010 and Six months ended June 30, 2009	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings (not applicable)

Item 1A.	Risk Factors (not applicable)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities (not applicable)

Item 4.	(Removed and reserved)

Item 5.	Other Information (not applicable)

Item 6.	Exhibits	18

Signatures		19

          This Form 10-Q includes references to certain trademarks or service marks. The SpringHill Suites® by Marriott, TownePlace Suites® by Marriott, Fairfield Inn® by Marriott, Courtyard® by Marriott, Residence Inn® by Marriott and Marriott Suites® trademarks are the property of Marriott International, Inc. or one of its affiliates. The Homewood Suites® by Hilton, Hilton Garden Inn®, Hampton Inn® and Hampton Inn & Suites® trademarks are the property of Hilton Worldwide or one or more of its affiliates. For convenience, the applicable trademark or servicemark symbol has been omitted but will be deemed to be included wherever the above referenced terms are used.

Apple REIT Six, Inc.
Consolidated Balance Sheets
(unaudited)
(in thousands, except share data)

	June 30, 2010	December 31, 2009

ASSETS
Investment in real estate, net of accumulated depreciation of $140,515 and $124,943, respectively	$789,388	$801,646
Restricted cash-furniture, fixtures and other escrows	4,556	4,506
Due from third party manager, net	11,734	6,331
Other assets, net	3,431	3,101

TOTAL ASSETS	$809,109	$815,584

LIABILITIES
Notes payable	$64,456	$54,040
Other liabilities	4,259	4,056

TOTAL LIABILITIES	68,715	58,096

SHAREHOLDERS’ EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	—	—
Series A preferred stock, no par value, authorized 200,000,000 shares; issued and outstanding 91,514,588 and 91,472,421 shares, respectively	—	—
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 and 240,000 shares, respectively	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 91,514,588 and 91,472,421 shares, respectively	902,822	902,202
Distributions greater than net income	(162,452)	(144,738)

TOTAL SHAREHOLDERS’ EQUITY	740,394	757,488

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$809,109	$815,584

See notes to consolidated financial statements.

Apple REIT Six, Inc.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six Months ended June 30, 2010	Six Months ended June 30, 2009

Revenues:
Room revenue	$55,468	$51,788	$103,860	$99,649
Other revenue	3,665	3,762	7,142	7,473
Reimbursed expenses	1,636	1,310	3,268	2,620

Total revenue	60,769	56,860	114,270	109,742

Expenses:
Operating expense	15,035	14,413	28,788	27,939
Hotel administrative expense	4,849	4,735	9,366	9,407
Sales and marketing	4,810	4,579	8,976	8,776
Utilities	2,251	2,208	4,653	4,705
Repair and maintenance	2,729	2,648	5,328	5,152
Franchise fees	2,490	2,325	4,667	4,454
Management fees	1,783	1,722	3,435	3,520
Taxes, insurance and other	3,206	3,549	6,444	6,968
Reimbursed expenses	1,636	1,310	3,268	2,620
General and administrative	1,405	1,333	2,442	2,502
Depreciation expense	7,816	7,739	15,578	15,392

Total expenses	48,010	46,561	92,945	91,435

Operating income	12,759	10,299	21,325	18,307

Interest expense, net	(965)	(564)	(1,874)	(810)

Net income	$11,794	$9,735	$19,451	$17,497

Basic and diluted net income per common share	$0.13	$0.11	$0.21	$0.19

Weighted average common shares outstanding - basic and diluted	91,339	91,112	91,351	91,200

Distributions declared per common share	$0.19	$0.23	$0.41	$0.45

See notes to consolidated financial statements.

Apple REIT Six, Inc.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six months ended June 30, 2010	Six months ended June 30, 2009

Cash flow provided by operating activities:
Net income	$19,451	$17,497
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	15,578	15,392
Other non-cash expenses, net	377	58
Changes in operating assets and liabilities, net of amounts acquired/assumed:
Due from third party manager	(5,403)	(2,836)
Other assets	(632)	(30)
Other liabilities	391	918

Net cash provided by operating activities	29,762	30,999

Cash flow used in investing activities:
Capital improvements	(3,508)	(8,233)
Redemption of investment interest in non-hotel assets	—	3,240
Net decrease (increase) in cash restricted for property improvements	26	(147)

Net cash used in investing activities	(3,482)	(5,140)

Cash flow used in financing activities:
Net proceeds from line of credit	10,800	19,790
Repayment of secured notes payable	(420)	(391)
Net proceeds from issuance of Units	15,744	17,597
Redemptions of Units	(15,239)	(22,666)
Cash distributions paid to shareholders	(37,165)	(41,124)

Net cash used in financing activities	(26,280)	(26,794)

Decrease in cash and cash equivalents	—	(935)

Cash and cash equivalents, beginning of period	—	935

Cash and cash equivalents, end of period	$—	$—

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements included in its 2009 Annual Report on Form 10-K. Operating results for the period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the period ending December 31, 2010.

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

Earnings per Common Share

          Basic earnings per common share are computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share are calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. There were no potential common shares with a dilutive effect during the three and six months ended June 30, 2010 or 2009. Series B convertible preferred shares are not included in earnings per common share calculations until such time as the Series B convertible preferred shares are converted to common shares.

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

Note 3

Sale of Ownership Interest

          In January 2009, the Company’s ownership interest in Apple Air Holding, LLC (“Apple Air”), was reduced from 50% to 26% through the redemption of a 24% ownership interest by Apple Air. The Company received approximately $3.2 million for the ownership interest redeemed. No gain or loss from the redemption was recognized by the Company. Due to the reduction in ownership the Company deconsolidated Apple Air and now records its ownership interest of approximately $2.2 and $2.4 million at June 30, 2010 and December 31, 2009 in “Other assets, net” in the Company’s Consolidated Balance Sheets. The Company records its share of income or loss of Apple Air under the equity method of accounting, adjusting its investment accordingly. The loss of $0.2 million for the six months ended June 30, 2010 and 2009 is included in “General and administrative” expense in the Company’s Consolidated Statements of Operations. The other members of Apple Air are Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

Note 4

Notes Payable

          In March 2008, the Company entered into a $20 million unsecured line of credit with a commercial bank. In August 2009 and June 2010, the Company modified this agreement, increasing its capacity to $60 million. The principal is required to be paid by the maturity date of June 10, 2011, and may be prepaid without penalty. The Company has an option to extend the line of credit one year, subject to a fee and certain conditions. Interest payments are due monthly and the applicable interest rate is equal to LIBOR (the London Interbank Offered Rate) plus 3.5%, with a minimum interest rate of 5.0%. The line of credit also has an unused fee of 0.5%. At June 30, 2010 and December 31, 2009, the credit line had outstanding principal balances of $36.9 and $25.9 million.

Note 5

Fair Value of Financial Instruments

          The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. As of June 30, 2010, the carrying value and estimated fair value of the Company’s debt was $64.5 and $64.6 million. As of December 31, 2009, the carrying value and estimated fair value of the Company’s debt was $54.0 and $55.5 million. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

Note 6

Related Parties

          The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

          The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“A6A”), pursuant to which A6A provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, is payable for these services. During the first six months of 2010 and 2009, A6A utilized Apple Fund Management, LLC, a subsidiary of the Company, to provide these services. The advisory fees incurred under the agreement with A6A for the six months ended June 30, 2010 and 2009, totaled approximately $0.8 million for each period.

          Through its wholly-owned subsidiary, Apple Fund Management, LLC, the Company provides support services to Apple Suites Realty Group, Inc. (“ASRG”), A6A, Apple Seven Advisors, Inc. (“A7A”), Apple REIT Seven, Inc., Apple Eight Advisors, Inc. (“A8A”), Apple REIT Eight, Inc., Apple Nine Advisors, Inc. (“A9A”) and Apple REIT Nine, Inc. A7A provides day to day advisory and administrative functions for Apple REIT Seven, Inc. A8A provides day to day advisory and administrative functions for Apple REIT Eight, Inc. A9A provides day to day advisory and administrative functions for Apple REIT Nine, Inc. ASRG provides real estate brokerage services to Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Each of these companies has agreed to reimburse the Company for its costs in providing these services. For the six months ended June 30, 2010 and 2009, the Company received reimbursement of its costs totaling approximately $3.3 and $2.6 million. ASRG, A6A, A7A, A8A and A9A are 100% owned by Glade Knight, the Company’s Chairman and Chief Executive Officer.

          Including ASRG, A6A, A7A, A8A and A9A discussed above, Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Members of the Company’s Board of Directors are also on the boards of Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

Note 7

Shareholders’ Equity

          In July 2005, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually paid for the Unit; or (2) $11.00 per Unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the six months ended June 30, 2010, the Company redeemed approximately 1.4 million Units in the amount of $15.2 million under the program. Since the inception of the program through June 30, 2010, the Company has redeemed approximately 12.5 million Units for $137.1 million under the program.

          In February 2006, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. During the six months ended June 30, 2010, approximately 1.4 million Units, representing $15.7 million in proceeds to the Company, were issued under the plan. Since the inception of the plan through June 30, 2010, 12.9 million Units, representing $141.8 million in proceeds to the Company, were issued under the plan.

Note 8

Subsequent Events

          In July 2010, the Company declared and paid approximately $5.9 million, or $.064 per share, in distributions to its common shareholders of which $2.5 million or 223,272 Units were reinvested under the Company’s Dividend Reinvestment Plan.

          On July 20, 2010, the Company redeemed 699,410 Units in the amount of $7.7 million under its Unit Redemption Program.

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

Overview

          Apple REIT Six, Inc. (together with its wholly owned subsidiaries, the “Company”) was formed and initially capitalized on January 20, 2004, with its first investor closing on April 23, 2004. The Company owns 68 hotels within different markets in the United States. The Company is treated as a Real Estate Investment Trust (“REIT”) for federal income tax purposes. The Company’s first hotel was acquired on May 28, 2004. Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels within their respective markets, in general, has met the Company’s expectations for the period owned. With the decline in economic conditions throughout the United States, the Company has experienced a significant decline in revenue as compared to 2008, but a slight recovery in revenue as compared to the first six months of 2009. Although there is no way to predict general economic conditions, the Company anticipates revenue and income to stabilize and improve slightly in 2010 as compared to 2009. In evaluating financial condition and operating performance, the most important matters on which the Company focuses are revenue measurements, such as: average occupancy, average daily rate, revenue per available room, and market yield (a comparison of a hotel’s revenue results to the average of other hotels in its local market); and expenses, such as hotel operating expenses, general and administrative and other expenses described below. The following is a summary of the Company’s results:

	Three months ended June 30,					Six months ended June 30,

(in thousands except statistical data)	2010	Percent of Hotel Revenue	2009	Percent of Hotel Revenue	Percent Change	2010	Percent of Hotel Revenue	2009	Percent of Hotel Revenue	Percent Change

Total hotel revenue	$59,133	100%	$55,550	100%	6%	$111,002	100%	$107,122	100%	4%
Hotel operating expenses	33,947	57%	32,630	59%	4%	65,213	59%	63,953	60%	2%
Taxes, insurance and other expense	3,206	5%	3,549	6%	-10%	6,444	6%	6,968	7%	-8%
General and administrative expense	1,405	2%	1,333	2%	5%	2,442	2%	2,502	2%	-2%

Depreciation	7,816		7,739		1%	15,578		15,392		1%
Interest expense, net	965		564		71%	1,874		810		131%

Number of Hotels	68		68		—%	68		68		—%
Average RevPAR Market Yield (1)	120		119		1%	121		119		2%
ADR	$104		$106		-2%	$103		$108		-5%
Occupancy	74%		68%		9%	71%		64%		11%
RevPAR	$77		$72		7%	$73		$70		4%

(1)	Excludes properties under renovation during the applicable periods. Calculated from information provided by Smith Travel Research, Inc.

Hotels Owned

          As of June 30, 2010, the Company owned 68 hotels, with a total of 7,897 rooms. The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

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

Results of Operations

          As of June 30, 2010, the Company owned 68 hotels with 7,897 rooms. The Company’s portfolio of hotels owned is unchanged since 2008. Hotel performance is impacted by many factors, including the economic conditions in the United States, as well as each locality. Due to a continuing recessionary economic environment throughout the United States, the financial results of the Company’s hotels continue to be below pre-recessionary levels. However, economic conditions appear to be stabilizing and improving slightly as shown in the Company’s year to date growth in revenue of 4% from the same period of 2009. Although it is anticipated that the properties’ performance will continue to be below comparable pre-recession operating periods until general economic conditions improve, the Company does anticipate modest improvement in revenue and income in 2010 as compared to 2009 results, which is consistent with many industry forecasts. The Company will continue to aggressively pursue market opportunities to improve revenue and aggressively pursue cost controls to improve results during and after the economic downturn.

     Revenues

          The Company’s principal source of revenue is hotel room revenue and other related revenue. For the three months ended June 30, 2010 and 2009, the Company had total hotel revenue of $59.1 and $55.6 million, respectively, with average occupancy of 74% and 68%, average daily rate (“ADR”) of $104 and $106 and revenue per available room (“RevPAR”) of $77 and $72. For the six months ended June 30, 2010 and 2009, the Company had total hotel revenue of $111.0 and $107.1 million, respectively, with average occupancy of 71% and 64%, ADR of $103 and $108 and RevPAR of $73 and $70. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR. Since the end of 2009, the Company has experienced an increase in demand as shown by the improved occupancy rates as compared to prior year. However, in addition to a stabilizing economy, the improvement is a result of reduced room rates as reflected in the ADR decline.

          While the revenue rates earned by the Company are consistent with industry and brand averages, the Company continually works with the hotel managers to maximize rates and occupancy. As a result, although RevPAR has declined from pre-recession levels, the Company has increased its average market share as compared to the first six months of 2009 by 2% and continues to be significantly ahead of the market average of 100, with a RevPAR market yield of 121 year-to-date through June 30, 2010.

     Expenses

          With the current state of the economy, the Company and its managers are aggressively reducing expenses where possible while still maintaining the quality and service levels of its properties. For the three months ended June 30, 2010 and 2009, hotel operating expenses totaled $33.9 and $32.6 million, respectively, or 57% and 59% of total hotel revenue. For the six months ended June 30, 2010 and 2009, hotel operating expenses totaled $65.2 and $64.0 million, respectively, or 59% and 60% of total hotel revenue. While certain costs of a hotel are fixed in nature, such as management costs, certain utility costs, minimum maintenance and supply costs, the Company has been successful in reducing overall payroll costs, food and supplies, and utilities by continually monitoring and sharing utilization data across its hotels and management companies. The Company will continue to aggressively work with its managers to contain operating costs.

          Taxes, insurance, and other expenses for the three months ended June 30, 2010 and 2009 were $3.2 and $3.5 million, or 5% and 6% of total hotel revenue. For the six months ended June 30, 2010 and 2009, taxes, insurance, and other expenses were $6.4 and $7.0 million, or 6% and 7% of total hotel revenue. The decline is a result of lower real estate property tax assessments at selected hotels, including the results of successful appeals of initial assessments for some locations. In addition, the Company has experienced slightly lower property insurance expense for most hotel properties, in comparison to insurance rates in effect during 2009.

          General and administrative expenses for the three months ended June 30, 2010 and 2009 were $1.4 and $1.3 million, or 2% of total hotel revenue for each period. For the six months ended June 30, 2010 and 2009, general and administrative expenses were $2.4 and $2.5 million, or 2% of hotel revenue for each period. The principal components of general and administrative expense are advisory fees, loss on equity method investment in Apple Air Holding, LLC, legal fees, accounting fees and reporting expenses.

          Depreciation expense was $7.8 and $7.7 million for the three months ended June 30, 2010 and 2009. For the six months ended June 30, 2010 and 2009, depreciation expense was $15.6 and $15.4 million. Depreciation expense represents expense of the Company’s 68 hotels and related personal property for their respective periods owned. The increase in depreciation is due to renovations completed throughout 2009 and in the first six months of 2010.

          Interest expense, net was $1.0 and $0.6 million for the three months ended June 30, 2010 and 2009, and $1.9 and $0.8 million for the six months ended June 30, 2010 and 2009. Interest expense relates to debt assumed with certain properties acquired, as well as borrowings on the Company’s line of credit. During the six months ended June 30, 2010 and 2009, the Company capitalized approximately $0.1 and $0.3 million of interest associated with renovation activities. Interest expense increased from 2009 to 2010 as the Company increased borrowings on its line of credit.

Liquidity and Capital Resources

          Operating cash flow from the properties owned and a $60 million line of credit are the Company’s principal source of liquidity. In addition, the Company may also borrow additional funds, subject to limitations set forth in its bylaws. The Company anticipates that cash flow and the credit line will be adequate to cover substantially all of its operating expenses and to permit the Company to meet substantially all of its anticipated liquidity requirements, including required distributions, capital expenditures and debt service. The Company intends to maintain a relatively stable dividend rate instead of raising and lowering the distribution rate with varying economic cycles. With the depressed financial results of the Company and the lodging industry, the Company will attempt if necessary to utilize additional financing to achieve this objective. Although the Company has relatively low levels of debt, there can be no assurances it will be successful with obtaining additional financing if necessary and may need to reduce its distributions to required levels.

          To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions in the first six months of 2010 totaled $37.2 million. For the same period the Company’s cash generated from operations was $29.8 million. The shortfall was funded by borrowings on the line of credit. The Company intends to continue paying distributions on a monthly basis. However, since there can be no assurance of the ability of the Company’s properties to provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate. Additionally, in light of the weakness in economic conditions throughout the United States, the Board of Directors monitors the Company’s distribution rate relative to the performance of the hotels on an ongoing basis and may make adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company. In January 2010 the Board of Directors reduced the Company’s annual distribution rate from $0.90 to $0.77 per common share. The reduction was effective March 2010. The dividend continues to be paid monthly.

          The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, an amount of 3% to 5% of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. During the first six months of 2010, total capital expenditures were approximately $3.5 million. The Company anticipates expenditures of approximately $10-$12 million for the full year of 2010 in connection with renovations and brand initiatives. With the depressed economic environment, the Company will only complete the most cost-effective projects.

          In July 2005, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually paid for the Unit; or (2) $11.00 per Unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the six months ended June 30, 2010, the Company redeemed approximately 1.4 million Units in the amount of $15.2 million under the program. Since the inception of the program through June 30, 2010, the Company has redeemed approximately 12.5 million Units for $137.1 million under the program.

          In February 2006, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. During the six months ended June 30, 2010, approximately 1.4 million Units, representing $15.7 million in proceeds to the Company, were issued under the plan. Since the inception of the plan through June 30, 2010, 12.9 million Units, representing $141.8 million in proceeds to the Company, were issued under the plan.

Related Party Transactions

          The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

          The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“A6A”), pursuant to which A6A provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, is payable for these services. During the first six months of 2010 and 2009, A6A utilized Apple Fund Management, LLC, a subsidiary of the Company, to provide these services. The advisory fees incurred under the agreement with A6A for the six months ended June 30, 2010 and 2009, totaled approximately $0.8 million for each period.

          Through its wholly-owned subsidiary, Apple Fund Management, LLC, the Company provides support services to Apple Suites Realty Group, Inc. (“ASRG”), A6A, Apple Seven Advisors, Inc. (“A7A”), Apple REIT Seven, Inc., Apple Eight Advisors, Inc. (“A8A”), Apple REIT Eight, Inc., Apple Nine Advisors, Inc. (“A9A”) and Apple REIT Nine, Inc. A7A provides day to day advisory and administrative functions for Apple REIT Seven, Inc. A8A provides day to day advisory and administrative functions for Apple REIT Eight, Inc. A9A provides day to day advisory and administrative functions for Apple REIT Nine, Inc. ASRG provides real estate brokerage services to Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Each of these companies has agreed to reimburse the Company for its costs in providing these services. For the six months ended June 30, 2010 and 2009, the Company received reimbursement of its costs totaling approximately $3.3 and $2.6 million. ASRG, A6A, A7A, A8A and A9A are 100% owned by Glade Knight, the Company’s Chairman and Chief Executive Officer.

          Including ASRG, A6A, A7A, A8A and A9A discussed above, Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Members of the Company’s Board of Directors are also on the boards of Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

          In January 2009, the Company’s ownership interest in Apple Air Holding, LLC (Apple Air), was reduced from 50% to 26% through the redemption of a 24% ownership interest by Apple Air. The Company received approximately $3.2 million for the ownership interest redeemed. No gain or loss from the redemption was recognized by the Company. Due to the reduction in ownership the Company deconsolidated Apple Air and now records its ownership interest of approximately $2.2 and $2.4 million at June 30, 2010 and December 31, 2009 in “Other assets, net” in the Company’s Consolidated Balance Sheets. The Company records its share of income or loss of Apple Air under the equity method of accounting, adjusting its investment accordingly. The loss of $0.2 million for the six months ended June 30, 2010 and 2009 is included in “General and administrative” expense in the Company’s Consolidated Statements of Operations. The other members of Apple Air are Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

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

Subsequent Events

          In July 2010, the Company declared and paid approximately $5.9 million, or $.064 per share, in distributions to its common shareholders of which $2.5 million or 223,272 Units were reinvested under the Company’s Dividend Reinvestment Plan.

          On July 20, 2010, the Company redeemed 699,410 Units in the amount of $7.7 million under its Unit Redemption Program.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of June 30, 2010, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk. The Company is exposed to changes in short term interest rates paid on its line of credit. Based on the balance of the Company’s line of credit at June 30, 2010, of $36.9 million, every 100 basis points change in interest rates will impact the Company’s annual net income by $369,000, all other factors remaining the same.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unit Redemption Program

          In July 2005, the Company instituted a Unit redemption program to provide its shareholders who have held their Units for at least one year with the benefit of limited interim liquidity, by presenting for redemption all or any portion of their Units at any time and in accordance with certain procedures. Once this time limitation has been met, the Company may, subject to certain conditions and limitations, redeem the Units presented for redemption for cash, to the extent that the Company has sufficient funds available to fund the redemption. If Units are held for the required one-year period, the Units may be redeemed for a purchase price equal to the lesser of: (1) $11.00 per Unit; or (2) the purchase price per Unit that was actually paid for the Units. The board of directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period, reject any request for redemption, change the purchase price for redemptions or otherwise amend the terms of, suspend, or terminate the Unit redemption program. The following is a summary of redemptions during the second quarter of 2010 (no redemptions occurred in May and June 2010):

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

April 2010	747,651	$ 10.97	12,498,522	(1)

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

APPLE REIT SIX, INC.

By:	/s/ GLADE M. KNIGHT	Date: August 3, 2010

Glade M. Knight,
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: August 3, 2010

Bryan Peery,
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)