Form 10-Q
period 2010-09-30
APPLE REIT SIX INC
filed 2010-11-05
CIK 1277151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

Commission File Number 000-51270

APPLE REIT SIX, INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	20-0620523
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

814 EAST MAIN STREET
RICHMOND, VIRGINIA	23219
(Address of principal executive offices)	(Zip Code)

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

Number of registrant’s common shares outstanding as of November 1, 2010: 91,030,960

APPLE REIT SIX, INC.
FORM 10-Q
INDEX

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

Apple REIT Six, Inc.
Consolidated Balance Sheets
(unaudited)
(in thousands, except share data)

	September 30, 2010	December 31, 2009

ASSETS
Investment in real estate, net of accumulated depreciation of $145,674 and $124,943, respectively	$768,772	$801,646
Hotels held for sale	11,250	—
Restricted cash-furniture, fixtures and other escrows	4,446	4,506
Due from third party manager, net	9,484	6,331
Other assets, net	3,158	3,101

TOTAL ASSETS	$797,110	$815,584

LIABILITIES
Notes payable	$59,170	$54,040
Other liabilities	5,182	4,056

TOTAL LIABILITIES	64,352	58,096

SHAREHOLDERS’ EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	—	—
Series A preferred stock, no par value, authorized 200,000,000 shares; issued and outstanding 91,485,740 and 91,472,421 shares, respectively	—	—
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 and 240,000 shares, respectively	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 91,485,740 and 91,472,421 shares, respectively	902,519	902,202
Distributions greater than net income	(169,785)	(144,738)

TOTAL SHAREHOLDERS’ EQUITY	732,758	757,488

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$797,110	$815,584

See notes to consolidated financial statements.

Apple REIT Six, Inc.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine Months ended September 30, 2010	Nine Months ended September 30, 2009

Revenues:
Room revenue	$58,094	$53,952	$159,752	$151,597
Other revenue	3,676	3,558	10,792	11,009
Reimbursed expenses	1,417	1,311	4,685	3,931

Total revenue	63,187	58,821	175,229	166,537

Expenses:
Operating expense	15,541	14,837	43,657	42,178
Hotel administrative expense	4,753	4,758	13,877	13,919
Sales and marketing	4,730	4,333	13,531	12,961
Utilities	2,826	2,766	7,371	7,350
Repair and maintenance	2,817	2,650	8,022	7,688
Franchise fees	2,601	2,429	7,158	6,783
Management fees	2,107	1,749	5,542	5,269
Taxes, insurance and other	2,965	3,343	9,254	10,112
Reimbursed expenses	1,417	1,311	4,685	3,931
General and administrative	1,203	1,057	3,645	3,559
Depreciation expense	7,711	7,634	23,028	22,767

Total expenses	48,671	46,867	139,770	136,517

Operating income	14,516	11,954	35,459	30,020

Interest expense, net	(990)	(660)	(2,864)	(1,470)

Income from continuing operations	13,526	11,294	32,595	28,550

Loss from discontinued operations	(3,289)	(270)	(2,908)	(29)

Net income	$10,237	$11,024	$29,687	$28,521

Basic and diluted net income (loss) per common share
From continuing operations	$0.15	$0.12	$0.36	$0.31
From discontinued operations	(0.04)	—	(0.03)	—

	$0.11	$0.12	$0.33	$0.31

Weighted average common shares outstanding - basic and diluted	91,300	91,097	91,334	91,165

See notes to consolidated financial statements.

Apple REIT Six, Inc.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine months ended September 30, 2010	Nine months ended September 30, 2009

Cash flow provided by operating activities:
Net income	$29,687	$28,521
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, including discontinued operations	23,421	23,157
Loss on hotels held for sale	3,071	—
Other non-cash expenses, net	533	51
Changes in operating assets and liabilities, net of amounts acquired/assumed:
Due from third party manager	(3,153)	(1,212)
Other assets	(614)	155
Other liabilities	1,353	1,333

Net cash provided by operating activities	54,298	52,005

Cash flow used in investing activities:
Capital improvements	(5,095)	(8,663)
Redemption of investment interest in non-hotel assets	—	3,240
Net decrease (increase) in cash restricted for property improvements	165	(380)

Net cash used in investing activities	(4,930)	(5,803)

Cash flow used in financing activities:
Net proceeds from line of credit	8,670	19,805
Repayment of secured notes payable	(3,506)	(587)
Net proceeds from issuance of Units	23,120	26,268
Redemptions of Units	(22,918)	(30,964)
Cash distributions paid to shareholders	(54,734)	(61,659)

Net cash used in financing activities	(49,368)	(47,137)

Decrease in cash and cash equivalents	—	(935)

Cash and cash equivalents, beginning of period	—	935

Cash and cash equivalents, end of period	$—	$—

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements included in its 2009 Annual Report on Form 10-K. Operating results for the period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the period ending December 31, 2010.

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

Earnings per Common Share

          Basic earnings per common share are computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share are calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. There were no potential common shares with a dilutive effect during the three and nine months ended September 30, 2010 or 2009. Series B convertible preferred shares are not included in earnings per common share calculations until such time as the Series B convertible preferred shares are converted to common shares.

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

Note 3

Sale of Ownership Interest

          In January 2009, the Company’s ownership interest in Apple Air Holding, LLC (“Apple Air”), was reduced from 50% to 26% through the redemption of a 24% ownership interest by Apple Air. The Company received approximately $3.2 million for the ownership interest redeemed. No gain or loss from the redemption was recognized by the Company. Due to the reduction in ownership the Company deconsolidated Apple Air and now records its ownership interest of approximately $2.1 and $2.4 million at September 30, 2010 and December 31, 2009 in “Other assets, net” in the Company’s Consolidated Balance Sheets. The Company records its share of income or loss of Apple Air under the equity method of accounting, adjusting its investment accordingly. The loss of $0.4 and $0.3 million for the nine months ended September 30, 2010 and 2009 is included in “General and administrative” expense in the Company’s Consolidated Statements of Operations. The other members of Apple Air are Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

Note 4

Notes Payable

          In March 2008, the Company entered into a $20 million unsecured line of credit with a commercial bank. In August 2009 and June 2010, the Company modified this agreement, increasing its capacity to $60 million. The principal is required to be paid by the maturity date of June 10, 2011, and may be prepaid without penalty. The Company has an option to extend the line of credit one year, subject to a fee and certain conditions. Interest payments are due monthly and the applicable interest rate is equal to LIBOR (the London Interbank Offered Rate) plus 3.5%, with a minimum interest rate of 5.0%. The line of credit also has an unused fee of 0.5%. At September 30, 2010 and December 31, 2009, the credit line had outstanding principal balances of $34.8 and $25.9 million.

Note 5

Fair Value of Financial Instruments

          The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. As of September 30, 2010, the carrying value and estimated fair value of the Company’s debt was $59.2 and $60.1 million. As of December 31, 2009, the carrying value and estimated fair value of the Company’s debt was $54.0 and $55.5 million. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

Note 6

Related Parties

          The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

          The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“A6A”), pursuant to which A6A provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, is payable for these services. During the first nine months of 2010 and 2009, A6A utilized Apple Fund Management, LLC, a subsidiary of the Company, to provide these services. The advisory fees incurred under the agreement with A6A for the nine months ended September 30, 2010 and 2009, totaled approximately $1.1 million for each period.

          Through its wholly-owned subsidiary, Apple Fund Management, LLC, the Company provides support services to Apple Suites Realty Group, Inc. (“ASRG”), A6A, Apple Seven Advisors, Inc. (“A7A”), Apple REIT Seven, Inc., Apple Eight Advisors, Inc. (“A8A”), Apple REIT Eight, Inc., Apple Nine Advisors, Inc. (“A9A”) and Apple REIT Nine, Inc. A7A provides day to day advisory and administrative functions for Apple REIT Seven, Inc. A8A provides day to day advisory and administrative functions for Apple REIT Eight, Inc. A9A provides day to day advisory and administrative functions for Apple REIT Nine, Inc. ASRG provides real estate brokerage services to Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Each of these companies has agreed to reimburse the Company for its costs in providing these services. For the nine months ended September 30, 2010 and 2009, the Company received reimbursement of its costs totaling approximately $4.7 and $3.9 million. ASRG, A6A, A7A, A8A and A9A are 100% owned by Glade Knight, the Company’s Chairman and Chief Executive Officer.

          Including ASRG, A6A, A7A, A8A and A9A discussed above, Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. (a newly formed REIT). Members of the Company’s Board of Directors are also on the boards of Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

Note 7

Shareholders’ Equity

          In July 2005, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually paid for the Unit; or (2) $11.00 per Unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the nine months ended September 30, 2010, the Company redeemed approximately 2.1 million Units in the amount of $22.9 million under the program. Since the inception of the program through September 30, 2010, the Company has redeemed approximately 13.2 million Units for $144.7 million under the program.

          In February 2006, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. During the nine months ended September 30, 2010, approximately 2.1 million Units, representing $23.1 million in proceeds to the Company, were issued under the plan. Since the inception of the plan through September 30, 2010, 13.6 million Units, representing $149.1 million in proceeds to the Company, were issued under the plan.

          The Company’s annual distribution rate as of September 30, 2010 was $0.77 per common share, payable monthly. For the nine months ended September 30, 2010 and 2009 the company has made distributions of $0.60 and $0.68 per common share for a total of $54.7 and $61.7 million. For the three months ended September 30, 2010 and 2009 the Company has made distributions of $0.19 and $0.23 per common share for a total of $17.6 and $20.5 million.

Note 8

Discontinued Operations

          Based on the performance and location of the Tempe, Arizona TownePlace Suites and SpringHill Suites, the Company committed to sell these two properties in the third quarter of 2010. These hotels have been classified on the Consolidated Balance Sheets as “Hotels held for sale” as of September 30, 2010, and are recorded at the anticipated sale proceeds less cost to sell or fair value. The results of operations for these properties for the three and nine months ended September 30, 2010 and 2009 are classified on the Consolidated Statements of Operations in the line item “Loss from discontinued operations”. The results for the three and nine months ended September 30, 2010 include a loss on the anticipated sale of $3.1 million representing the difference between the net book value of the hotels and the anticipated sale proceeds less cost to sell or fair value. The estimated fair value is based on actual third party bids for the properties and other third party information which is considered a Level 2 measurement under the FASB’s standard on Fair Value Measurements and Disclosures.

          The following table sets forth the components of income from discontinued operations for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine Months ended September 30, 2010	Nine Months ended September 30, 2009

Total revenue	$526	$491	$2,753	$2,517
Hotel operating expenses	539	576	1,968	1,903
Taxes, insurance and other	74	54	229	253
Depreciation expense	131	131	393	390
Loss on adjustment to fair value less cost to sell	3,071	—	3,071	—

Loss from discontinued operations	$(3,289)	$(270)	$(2,908)	$(29)

Note 9

Subsequent Events

          In October 2010, the Company declared and paid approximately $5.9 million, or $.064 per share, in distributions to its common shareholders of which $2.5 million or 223,222 Units were reinvested under the Company’s Dividend Reinvestment Plan.

          On October 20, 2010, the Company redeemed 678,002 Units in the amount of $7.4 million under its Unit Redemption Program.

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

Overview

          Apple REIT Six, Inc. (together with its wholly owned subsidiaries, the “Company”) was formed and initially capitalized on January 20, 2004, with its first investor closing on April 23, 2004. The Company owns 68 hotels within different markets in the United States. The Company is treated as a Real Estate Investment Trust (“REIT”) for federal income tax purposes. The Company’s first hotel was acquired on May 28, 2004. Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels within their respective markets, in general, has met the Company’s expectations for the period owned. With the decline in economic conditions throughout the United States, the Company has experienced a significant decline in revenue as compared to 2008, but a slight recovery in revenue as compared to the first nine months of 2009. Although there is no way to predict general economic conditions, the Company anticipates revenue and income to improve slightly for the remainder of 2010 as compared to 2009, and based on industry forecasts to grow at a mid-single digit percentage rate in 2011 as compared to 2010. In evaluating financial condition and operating performance, the most important matters on which the Company focuses are revenue measurements, such as: average occupancy, average daily rate, revenue per available room, and market yield (a comparison of a hotel’s revenue results to the average of other hotels in its local market); and expenses, such as hotel operating expenses, general and administrative and other expenses described below.

          The Company continually monitors the profitability of its properties and attempts to maximize shareholder value by timely disposal of properties. During the third quarter of 2010 the Company committed to sell two underperforming assets. The properties are the Tempe, Arizona TownePlace Suites and SpringHill Suites. The Company recorded a loss from discontinued operations of $3.1 million based on the anticipated net sale proceeds (or fair value), less the properties’ net book value. The results of these properties have been included in discontinued operations and are not included in the summary below. The following is a summary of the Company’s results from continuing operations:

	Three months ended September 30,					Nine months ended September 30,

(in thousands except statistical data)	2010	Percent of Hotel Revenue	2009	Percent of Hotel Revenue	Percent Change	2010	Percent of Hotel Revenue	2009	Percent of Hotel Revenue	Percent Change

Total hotel revenue	$61,770	100%	$57,510	100%	7%	$170,544	100%	$162,606	100%	5%
Hotel operating expenses	35,375	57%	33,522	58%	6%	99,158	58%	96,148	59%	3%
Taxes, insurance and other expense	2,965	5%	3,343	6%	-11%	9,254	5%	10,112	6%	-8%
General and administrative expense	1,203	2%	1,057	2%	14%	3,645	2%	3,559	2%	2%

Depreciation	7,711		7,634		1%	23,028		22,767		1%
Interest expense, net	990		660		50%	2,864		1,470		95%

Number of Hotels, excluding hotels held for sale	66		66		—%	66		66		—%
Average RevPAR Market Yield (1)	119		120		-1%	120		120		—%
ADR	$108		$108		—%	$105		$108		-3%
Occupancy	77%		71%		8%	73%		67%		9%
RevPAR	$83		$77		8%	$76		$73		4%
Total rooms sold (thousands)(2)	536		496		8%	1,515		1,392		9%
Total rooms available (thousands)(3)	699		699		—%	2,077		2,077		—%

(1)	Excludes properties under renovation during the applicable periods. Calculated from information provided by Smith Travel Research, Inc.
(2)	Represents the number of room nights sold during the period.
(3)	Represents the number of rooms owned by the Company multiplied by the number of nights in the period.

Hotels Owned

          As of September 30, 2010, the Company owned 68 hotels, two of which are classified as held for sale, with a total of 7,897 rooms. The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price

Birmingham	Alabama	Fairfield Inn	LBA	8/25/05	63	$2,176
Dothan	Alabama	Courtyard	LBA	8/11/05	78	8,016
Dothan	Alabama	Hampton Inn & Suites	LBA	6/24/05	85	8,673
Huntsville	Alabama	Fairfield Inn	LBA	9/30/05	79	4,954
Huntsville	Alabama	Residence Inn	LBA	6/24/05	78	8,288
Montgomery	Alabama	SpringHill Suites	LBA	9/30/05	79	6,835
Tuscaloosa	Alabama	Courtyard	LBA	8/25/05	78	7,551
Tuscaloosa	Alabama	Fairfield Inn	LBA	8/25/05	63	3,982
Anchorage	Alaska	Hampton Inn	Stonebridge	3/14/05	101	11,500
Anchorage	Alaska	Hilton Garden Inn	Stonebridge	10/12/04	125	18,900
Anchorage	Alaska	Homewood Suites	Stonebridge	10/12/04	122	13,200
Phoenix	Arizona	Hampton Inn	Stonebridge	10/12/04	99	6,700
* Tempe	Arizona	SpringHill Suites	Western	6/30/05	121	8,060
* Tempe	Arizona	TownePlace Suites	Western	6/30/05	119	8,128
Arcadia	California	Hilton Garden Inn	Stonebridge	10/12/04	124	12,000
Arcadia	California	SpringHill Suites	Stonebridge	10/12/04	86	8,100
Bakersfield	California	Hilton Garden Inn	Hilton	3/18/05	120	11,500
Folsom	California	Hilton Garden Inn	Inn Ventures	11/30/05	100	18,028
Foothill Ranch	California	Hampton Inn	Stonebridge	4/21/05	84	7,400
Lake Forest	California	Hilton Garden Inn	Stonebridge	10/12/04	103	11,400
Milpitas	California	Hilton Garden Inn	Inn Ventures	11/30/05	161	18,600
Roseville	California	Hilton Garden Inn	Inn Ventures	11/30/05	131	20,759
San Francisco	California	Hilton Garden Inn	Inn Ventures	1/30/06	169	12,266
Boulder	Colorado	Marriott	WLS	5/9/05	157	30,000
Glendale	Colorado	Hampton Inn & Suites	Stonebridge	10/12/04	133	14,700
Lakewood	Colorado	Hampton Inn	Stonebridge	10/12/04	170	10,600
Farmington	Connecticut	Courtyard	WLS	10/20/05	119	16,330
Rocky Hill	Connecticut	Residence Inn	WLS	8/1/05	96	12,070
Wallingford	Connecticut	Homewood Suites	WLS	7/8/05	104	12,780
Clearwater	Florida	SpringHill Suites	LBA	2/17/06	79	6,923
Lake Mary	Florida	Courtyard	LBA	3/18/05	86	6,000
Lakeland	Florida	Residence Inn	LBA	6/24/05	78	9,886
Orange Park	Florida	Fairfield Inn	LBA	11/8/05	83	7,221
Panama City	Florida	Courtyard	LBA	4/26/06	84	9,245
Pensacola	Florida	Courtyard	LBA	8/25/05	90	11,369
Pensacola	Florida	Fairfield Inn	LBA	8/25/05	63	4,858
Pensacola	Florida	Hampton Inn & Suites	LBA	7/21/05	85	9,279

Tallahassee	Florida	Hilton Garden Inn	Hilton	3/18/05	99	10,850
Albany	Georgia	Courtyard	LBA	6/24/05	84	8,597
Columbus	Georgia	Residence Inn	LBA	6/24/05	78	7,888
Savannah	Georgia	SpringHill Suites	LBA	9/30/05	79	5,407
Valdosta	Georgia	Courtyard	LBA	10/3/05	84	8,284
Mt. Olive	New Jersey	Residence Inn	WLS	9/15/05	123	12,070
Somerset	New Jersey	Homewood Suites	WLS	8/17/05	123	17,750
Saratoga Springs	New York	Hilton Garden Inn	WLS	9/29/05	112	17,750
Roanoke Rapids	North Carolina	Hilton Garden Inn	Newport	3/10/08	147	17,764
Hillsboro	Oregon	Courtyard	Inn Ventures	3/9/06	155	11,000
Hillsboro	Oregon	Residence Inn	Inn Ventures	3/9/06	122	15,500
Hillsboro	Oregon	TownePlace Suites	Inn Ventures	12/19/05	136	11,500
Portland	Oregon	Residence Inn	Inn Ventures	12/19/05	258	42,000
Pittsburgh	Pennsylvania	Residence Inn	WLS	9/2/05	156	11,000
Myrtle Beach	South Carolina	Courtyard	Marriott	6/8/04	135	9,200
Nashville	Tennessee	Homewood Suites	Hilton	5/24/05	121	8,103
Arlington	Texas	SpringHill Suites	Western	6/30/05	122	7,486
Arlington	Texas	TownePlace Suites	Western	6/30/05	95	7,148
Dallas	Texas	SpringHill Suites	Western	12/9/05	147	19,500
Ft. Worth	Texas	Homewood Suites	Hilton	5/24/05	137	9,097
Ft. Worth	Texas	Residence Inn	Western	5/6/05	149	17,000
Ft. Worth	Texas	SpringHill Suites	Marriott	5/28/04	145	13,340
Laredo	Texas	Homewood Suites	Western	11/30/05	106	10,500
Laredo	Texas	Residence Inn	Western	9/12/05	109	11,445
Las Colinas	Texas	TownePlace Suites	Western	6/30/05	136	7,178
McAllen	Texas	Hilton Garden Inn	Western	7/19/05	104	9,000
Fredericksburg	Virginia	Hilton Garden Inn	Hilton	12/20/05	148	16,600
Kent	Washington	TownePlace Suites	Inn Ventures	12/19/05	152	12,000
Mukilteo	Washington	TownePlace Suites	Inn Ventures	12/19/05	128	12,000
Redmond	Washington	Marriott	Marriott	7/7/04	262	64,000
Renton	Washington	Hilton Garden Inn	Inn Ventures	11/30/05	150	16,096

				Total	7,897	$845,330

* - Hotels are reported as held for sale

Results of Operations

          As of September 30, 2010, the Company owned 68 hotels with 7,897 rooms, including the two hotels held for sale. The Company’s portfolio of hotels owned is unchanged since 2008. Hotel performance is impacted by many factors, including the economic conditions in the United States, as well as each locality. Due to a continuing recessionary economic environment throughout the United States, the financial results of the Company’s hotels continue to be below pre-recessionary levels. However, economic conditions have begun to improve as shown in the Company’s year to date growth in revenue from continuing operations of 5% from the same period of 2009. Although it is anticipated that the properties’ performance will continue to be below comparable pre-recession operating periods until general economic conditions become more stable, the Company does anticipate modest improvement in revenue and income for the rest of 2010 as compared to 2009 results, which is consistent with many industry forecasts. The improvement is expected to continue into 2011. The Company will continue to aggressively pursue market opportunities to improve revenue and aggressively pursue cost controls to improve results during and after the economic downturn.

     Revenues

          The Company’s principal source of revenue is hotel room revenue and other related revenue. For the three months ended September 30, 2010 and 2009, the Company had total hotel revenue from continuing operations of $61.8 and $57.5 million, respectively, with average occupancy of 77% and 71%, average daily rate (“ADR”) of $108 and $108 and revenue per available room (“RevPAR”) of $83 and $77. For the nine months ended September 30, 2010 and 2009, the Company had total hotel revenue from continuing operations of $170.5 and $162.6 million, respectively, with average occupancy of 73% and 67%, ADR of $105 and $108 and RevPAR of $76 and $73. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR. Since the end of 2009, the Company has experienced an increase in demand as shown by the improved occupancy rates as compared to prior year. While ADR still trails pre-recession levels and has declined 3% for the nine months ending September 30, 2010 as compared to the nine months ending September 30, 2009, it did stabilize for the third quarter of 2010 as compared to the third quarter of 2009 and is expected to grow slightly in 2011.

          While the revenue rates earned by the Company are consistent with industry and brand averages, the Company continually works with the hotel managers to maximize rates and occupancy. As a result, although RevPAR has declined from pre-recession levels, the Company has continued to maintain its average market share and continues to be significantly ahead of the market average of 100, with a RevPAR market yield of 120 year-to-date through September 30, 2010.

     Expenses

          With the decline in revenues as compared to pre-recession levels, the Company and its managers have aggressively reduced expenses relative to revenue where possible while still maintaining the quality and service levels of its properties. For the three months ended September 30, 2010 and 2009, hotel operating expenses from continuing operations totaled $35.4 and $33.5 million, respectively, or 57% and 58% of total hotel revenue. For the nine months ended September 30, 2010 and 2009, hotel operating expenses from continuing operations totaled $99.2 and $96.1 million, respectively, or 58% and 59% of total hotel revenue. While certain costs of a hotel are fixed in nature, such as management costs, certain utility costs, minimum maintenance and supply costs, the Company has been successful in reducing, relative to revenue, certain payroll costs, food and supplies, and utilities by continually monitoring and sharing utilization data across its hotels and management companies. The Company will continue to aggressively work with its managers to contain operating costs.

          Taxes, insurance, and other expenses from continuing operations for the three months ended September 30, 2010 and 2009 were $3.0 and $3.3 million, or 5% and 6% of total hotel revenue. For the nine months ended September 30, 2010 and 2009, taxes, insurance, and other expenses from continuing operations were $9.3 and $10.1 million, or 5% and 6% of total hotel revenue. The decline is a result of lower real estate property tax assessments at selected hotels, including the results of successful appeals of initial assessments for some locations. In addition, the Company has experienced slightly lower property insurance expense for most hotel properties, in comparison to insurance rates in effect during 2009.

          General and administrative expenses from continuing operations for the three months ended September 30, 2010 and 2009 were $1.2 and $1.1 million, or 2% of total hotel revenue for each period. For the nine months ended September 30, 2010 and 2009, general and administrative expenses from continuing operations were $3.6 million, or 2% of hotel revenue, for each period. The principal components of general and administrative expense are advisory fees, loss on equity method investment in Apple Air Holding, LLC, legal fees, accounting fees and reporting expenses.

          Depreciation expense from continuing operations was $7.7 and $7.6 million for the three months ended September 30, 2010 and 2009. For the nine months ended September 30, 2010 and 2009, depreciation expense from continuing operations was $23.0 and $22.8 million. Depreciation expense represents expense of the Company’s 66 hotels that are included in continuing operations and related personal property for their respective periods owned. The increase in depreciation is due to renovations completed throughout 2009 and in the first nine months of 2010.

          Interest expense, net from continuing operations was $1.0 and $0.7 million for the three months ended September 30, 2010 and 2009, and $2.9 and $1.5 million for the nine months ended September 30, 2010 and 2009. Interest expense relates to debt assumed with certain properties acquired, as well as borrowings on the Company’s line of credit. During the nine months ended September 30, 2010 and 2009, the Company capitalized approximately $0.1 and $0.3 million of interest associated with renovation activities. Interest expense increased from 2009 to 2010 as the Company increased borrowings on its line of credit.

Liquidity and Capital Resources

          Operating cash flow from the properties owned and a $60 million line of credit are the Company’s principal source of liquidity. In addition, the Company may also borrow additional funds, subject to limitations set forth in its bylaws. With the availability of this line of credit, the Company maintains little cash on hand, accessing the line as necessary. As a result, cash on hand was $0 at September 30, 2010. The outstanding balance on the line of credit was $34.8 million at September 30, 2010 and its interest rate was 5.0%. The Company anticipates that cash flow from operations and the revolving line of credit will be adequate to meet its liquidity requirements, including required distributions to shareholders (the Company is not required to make any distributions at this time), capital expenditures and debt service. The Company’s line of credit matures in June 2011, with an option to extend maturity to June 2012. The Company intends to maintain a relatively stable distribution rate instead of raising and lowering the distribution rate with varying economic cycles. With the depressed financial results of the Company and the lodging industry, the Company will attempt if necessary to utilize additional financing to achieve this objective. Although the Company has relatively low levels of debt, there can be no assurances it will be successful with this strategy and may need to reduce its distributions to required levels. If the Company were unsuccessful in extending its maturing debt in 2011 or if it were to default on its debt, it may be unable to make distributions.

          To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions in the first nine months of 2010 totaled $54.7 million. For the same period the Company’s cash generated from operations was $54.3 million. The shortfall was funded by borrowings on the line of credit. The Company intends to continue paying distributions on a monthly basis. However, since there can be no assurance of the ability of the Company’s properties to provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate. Additionally, in light of the weakness in economic conditions throughout the United States, the Board of Directors monitors the Company’s distribution rate relative to the performance of the hotels on an ongoing basis and may make adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company. In January 2010 the Board of Directors reduced the Company’s annual distribution rate from $0.90 to $0.77 per common share. The reduction was effective March 2010. The distribution continues to be paid monthly.

          The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, an amount of 3% to 5% of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. During the first nine months of 2010, total capital expenditures were approximately $5 million. The Company anticipates expenditures of approximately $7-$8 million for the full year of 2010 in connection with renovations and brand initiatives. With the depressed economic environment, the Company will only complete the most cost-effective projects.

          In July 2005, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually paid for the Unit; or (2) $11.00 per Unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the nine months ended September 30, 2010, the Company redeemed approximately 2.1 million Units in the amount of $22.9 million under the program. Since the inception of the program through September 30, 2010, the Company has redeemed approximately 13.2 million Units for $144.7 million under the program.

          In February 2006, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. During the nine months ended September 30, 2010, approximately 2.1 million Units, representing $23.1 million in proceeds to the Company, were issued under the plan. Since the inception of the plan through September 30, 2010, 13.6 million Units, representing $149.1 million in proceeds to the Company, were issued under the plan.

Related Party Transactions

          The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

          The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“A6A”), pursuant to which A6A provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, is payable for these services. During the first nine months of 2010 and 2009, A6A utilized Apple Fund Management, LLC, a subsidiary of the Company, to provide these services. The advisory fees incurred under the agreement with A6A for the nine months ended September 30, 2010 and 2009, totaled approximately $1.1 million for each period.

          Through its wholly-owned subsidiary, Apple Fund Management, LLC, the Company provides support services to Apple Suites Realty Group, Inc. (“ASRG”), A6A, Apple Seven Advisors, Inc. (“A7A”), Apple REIT Seven, Inc., Apple Eight Advisors, Inc. (“A8A”), Apple REIT Eight, Inc., Apple Nine Advisors, Inc. (“A9A”) and Apple REIT Nine, Inc. A7A provides day to day advisory and administrative functions for Apple REIT Seven, Inc. A8A provides day to day advisory and administrative functions for Apple REIT Eight, Inc. A9A provides day to day advisory and administrative functions for Apple REIT Nine, Inc. ASRG provides real estate brokerage services to Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Each of these companies has agreed to reimburse the Company for its costs in providing these services. For the nine months ended September 30, 2010 and 2009, the Company received reimbursement of its costs totaling approximately $4.7 and $3.9 million. ASRG, A6A, A7A, A8A and A9A are 100% owned by Glade Knight, the Company’s Chairman and Chief Executive Officer.

          Including ASRG, A6A, A7A, A8A and A9A discussed above, Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. (a newly formed REIT). Members of the Company’s Board of Directors are also on the boards of Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

          In January 2009, the Company’s ownership interest in Apple Air Holding, LLC (“Apple Air”), was reduced from 50% to 26% through the redemption of a 24% ownership interest by Apple Air. The Company received approximately $3.2 million for the ownership interest redeemed. No gain or loss from the redemption was recognized by the Company. Due to the reduction in ownership the Company deconsolidated Apple Air and now records its ownership interest of approximately $2.1 and $2.4 million at September 30, 2010 and December 31, 2009 in “Other assets, net” in the Company’s Consolidated Balance Sheets. The Company records its share of income or loss of Apple Air under the equity method of accounting, adjusting its investment accordingly. The loss of $0.4 and $0.3 million for the nine months ended September 30, 2010 and 2009 is included in “General and administrative” expense in the Company’s Consolidated Statements of Operations. The other members of Apple Air are Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

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

Subsequent Events

          In October 2010, the Company declared and paid approximately $5.9 million, or $.064 per share, in distributions to its common shareholders of which $2.5 million or 223,222 Units were reinvested under the Company’s Dividend Reinvestment Plan.

          On October 20, 2010, the Company redeemed 678,002 Units in the amount of $7.4 million under its Unit Redemption Program.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of September 30, 2010, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk. The Company is exposed to changes in short term interest rates paid on its line of credit. Based on the balance of the Company’s line of credit at September 30, 2010, of $34.8 million, every 100 basis points change in interest rates could impact the Company’s annual net income by $348,000, subject to the interest rate floor and all other factors remaining the same.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unit Redemption Program

          In July 2005, the Company instituted a Unit redemption program to provide its shareholders who have held their Units for at least one year with the benefit of limited interim liquidity, by presenting for redemption all or any portion of their Units at any time and in accordance with certain procedures. Once this time limitation has been met, the Company may, subject to certain conditions and limitations, redeem the Units presented for redemption for cash, to the extent that the Company has sufficient funds available to fund the redemption. If Units are held for the required one-year period, the Units may be redeemed for a purchase price equal to the lesser of: (1) $11.00 per Unit; or (2) the purchase price per Unit that was actually paid for the Units. The board of directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period, reject any request for redemption, change the purchase price for redemptions or otherwise amend the terms of, suspend, or terminate the Unit redemption program. The following is a summary of redemptions during the third quarter of 2010 (no redemptions occurred in August and September 2010):

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

July 2010	699,410	$10.98	13,197,931	(1)

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

Apple Reit Six, Inc.

By:	/s/ Glade M. Knight	Date: November 5, 2010

Glade M. Knight,
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Bryan Peery	Date: November 5, 2010

Bryan Peery,
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)