Form 10-K
period 2010-12-31
APPLE REIT SIX INC
filed 2011-03-08
CIK 1277151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-51270

APPLE REIT SIX, INC.
(Exact name of registrant as specified in its charter)

Virginia (State of Organization)	20-0620523 (I.R.S. Employer Identification Number)

814 East Main Street Richmond, Virginia (Address of principal executive offices)	23219 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

There is currently no established public market in which the Company’s common shares are traded. Based upon the price that Apple REIT Six, Inc.’s common equity last sold, which was $11, on June 30, 2010, the aggregate market value of the voting common equity held by non-affiliates of the registrant on such date was $1,006,521,000. The Company does not have any non-voting common equity.

Number of registrant’s common shares outstanding as of February 28, 2011: 91,311,797

Documents Incorporated by Reference

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement for the annual meeting of shareholders to be held on May 12, 2011.

APPLE REIT SIX, INC.
FORM 10-K
Index

This Form 10-K includes references to certain trademarks or service marks. The SpringHill Suites® by Marriott, TownePlace Suites® by Marriott, Fairfield Inn® by Marriott, Courtyard® by Marriott, Residence Inn ® by Marriott and Marriott Suites® trademarks are the property of Marriott International, Inc. or one of its affiliates. The Homewood Suites® by Hilton, Hilton Garden Inn®, Hampton Inn® and Hampton Inn & Suites® trademarks are the property of Hilton Worldwide or one or more of its affiliates. For convenience, the applicable trademark or servicemark symbol has been omitted but will be deemed to be included wherever the above-referenced terms are used.

PART I

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Apple REIT Six, Inc. (“the Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles, and competition within the hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission and Item 1A.

Item 1. Business

Apple REIT Six, Inc. is a Virginia corporation formed to invest in hotels and other selected real estate in select metropolitan areas in the United States. Initial capitalization occurred on January 20, 2004 and operations began on May 28, 2004 when the Company acquired its first hotel.

The Company is a real estate investment trust (“REIT”) which owns hotels in the United States. The REIT Modernization Act, effective January 1, 2001, permits real estate investment trusts to establish taxable businesses to conduct certain previously disallowed business activities. The Company has wholly-owned taxable REIT subsidiaries which lease all of the Company’s hotels from wholly-owned qualified REIT subsidiaries. The hotels are operated and managed by affiliates of Marriott International, Inc. (“Marriott”), Stonebridge Realty Advisors, Inc. (“Stonebridge”), Hilton Worldwide (“Hilton”), Western International (“Western”), Larry Blumberg & Associates (“LBA”), White Lodging Services Corporation (“WLS”), Inn Ventures, Inc. (“Inn Ventures”), or Newport Hospitality Group, Inc. (“Newport”) under separate hotel management agreements.

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

Business Objectives

The Company’s primary objective is to enhance shareholder value by increasing funds from operations and cash available for distributions through internal growth and selective hotel renovation. This strategy includes utilizing the Company’s asset management expertise to improve the quality of the Company’s hotels by aggressively managing room rates, partnering with industry leaders in hotel management and franchising the hotels with leading brands, thereby improving the performance of an individual hotel in its local market. When cost effective, the Company renovates its properties to increase its ability to compete in particular markets. The Company believes its planned renovations and strong asset management will continue to increase each hotel’s performance in its individual market, although there can be no assurance of such results. As of December 31, 2010, the Company owned 68 hotels, including two hotels under contract for sale.

Financing

The Company has six notes payable that were assumed in conjunction with the acquisition of hotels. These notes have maturity dates ranging from 2011 to 2014. The Company also has available a $60 million line of credit that is used to fund capital expenditures along with general working capital needs. The outstanding balance of the line of credit was $39.6 million at December 31, 2010, which matures in June 2011 with an option for the Company to extend to June 2012. It is anticipated that cash on hand, cash from operations and the line of credit will satisfy the Company’s cash requirements. Historically, the Company has maintained a relatively stable monthly distribution rate instead of raising and lowering the distribution with varying economic cycles. With the depressed financial results of the Company and the lodging industry compared to pre-recessionary levels, the Company may utilize additional financing to achieve this objective. Although the Company has relatively low levels of debt, there can be no assurances it will be successful with this strategy and may need to reduce its distributions to levels required to maintain its REIT status. The Company’s bylaws require board approval and review of any debt financing obtained by the Company.

Industry and Competition

The hotel industry is highly competitive. Each of the Company’s hotels is located in a developed area that includes other hotels and competes for guests primarily with other hotels in the Company’s immediate vicinity and secondarily with other hotels in the Company’s geographic market. An increase in the number of competitive hotels in a particular area could have a material adverse effect on the occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) of the Company’s hotels in that area. The Company believes that brand recognition, location, price and quality (of both the hotel and the services provided) are the principal competitive factors affecting the Company’s hotels. General economic conditions in a particular market and nationally impact the performance of the hotel industry.

Hotel Operating Performance

As of December 31, 2010, the Company’s continuing operations owned 66 hotels consisting of fourteen Hilton Garden Inn hotels, ten Residence Inn hotels, ten Courtyard hotels, seven SpringHill Suites hotels, six Homewood Suites hotels, five TownePlace Suites hotels, five Fairfield Inn hotels, four Hampton Inn hotels, three Hampton Inn & Suites hotels and two full service Marriott hotels. They are located in 18 states and, in aggregate, consist of 7,657 rooms. The Company also owns two hotels in Tempe, Arizona that are currently under contract for sale. The results of operations of these two hotels are classified as discontinued operations.

Room revenue from continuing operations totaled $206.6 million in 2010, and the hotels achieved average occupancy of 71%, ADR of $104 and RevPAR of $74, compared with $195.7 million of room revenue, average occupancy of 66%, ADR of $107 and RevPAR of $70 in 2009. Since the beginning of 2010 the Company has experienced an increase in demand compared to 2009, as shown by the improved occupancy rates. However, in addition to a stabilizing economy, this improvement is a result of reduced room rates as reflected in the ADR decline in 2010 versus 2009. The Company believes room rate has stabilized and should improve slightly in 2011. With expected demand improvement and room rate improvement, the Company and industry anticipate percentage revenue growth in 2011 in the mid single digits as compared to 2010. While 2010 and 2009 results reflect the impact of recessionary to stagnant levels of economic activity, the Company’s hotels continue to be leaders in their respective markets. The Company’s average RevPAR index was 120 in 2010, compared to the market average of 100. The RevPAR index measures an individual hotel’s performance as compared to other hotels in a particular market, and is provided by Smith Travel Research, Inc.®, an independent company that tracks historical hotel performance in most markets throughout the world.

Management and Franchise Agreements

Each of the Company’s continuing 66 hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies: Marriott, Stonebridge, Hilton, Western, LBA, WLS, Inn Ventures or Newport. The agreements have remaining terms ranging from 1 to 24 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. During the years ended December 31, 2010, 2009 and 2008, the Company incurred approximately $7.0, $6.6 and $9.6 million in management fees for continuing operations.

Stonebridge, Western, LBA, WLS, Inn Ventures and Newport are not affiliated with either Marriott or Hilton, and as a result, the hotels managed by these companies were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for an initial term of 13 to 20 years. Fees associated with the Hilton agreements generally include the payment of royalty fees and program fees based on room revenues. The Marriott franchise agreements provide for an initial term of 15 to 20 years. Fees associated with the Marriott agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. During the years ended December 31, 2010, 2009 and 2008, the Company incurred approximately $9.3, $8.8 and $10.3 million in franchise fees for continuing operations.

Maintenance and Renovation

The hotels have an ongoing need for renovation and refurbishment. Under various hotel management agreements, the Company has agreed to fund expenditures for periodic repairs, replacement or refurbishment of furniture, fixtures and equipment for the hotels in an amount equal to a certain percentage of gross revenues. In addition, other capital improvement projects are directly funded by the Company. During 2010 and 2009 the Company spent approximately $8 and $9 million on capital expenditures.

Employees

During 2010, all employees involved in the day-to-day operation of the Company’s hotels were employed by third party management companies engaged pursuant to the hotel management agreements. At December 31, 2010, a subsidiary of the Company (Apple Fund Management, LLC) had 45 employees. These employees not only provide support to the Company, but as discussed below, they also provide support to various related parties.

Environmental Matters

In connection with each of the Company’s hotel acquisitions, the Company obtained a Phase I Environmental Report and additional environmental reports and surveys, as are necessitated by the preliminary report. Based on the reports, the Company is not aware of any environmental situations requiring remediation at the Company’s properties, which have not been, or are not currently being remediated. No material remediation costs have occurred or are expected to occur. Under various laws, owners as well as tenants and operators of real estate may be required to investigate and clean up or remove hazardous substances present at or migrating from properties they own, lease or operate and may be held liable for property damage or personal injuries that result from hazardous substances. These laws also expose the Company to the possibility that it may become liable to reimburse governments for damages and costs they incur in connection with hazardous substances.

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

The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to these contracts, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section and no new significant related party transactions during 2010. The Board of Directors is not required to approve each individual transaction that falls under a related party relationship, however under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The Company has a contract with Apple Six Realty Group (“A6RG”), a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, A6RG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions plus certain reimbursable costs. As of December 31, 2010, payments to A6RG for services under the terms of this contract have totaled $16.9 million since inception which were capitalized as a part of the purchase price of the hotels. No fees were incurred during 2010 and 2009 under the contract.

The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“A6A”), pursuant to which A6A provides management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. During the years ended December 31, 2010, 2009 and 2008, the Company incurred $1.5, $1.5 and $2.5 million in fees under this agreement.

Through its wholly-owned subsidiary, Apple Fund Management, LLC, the Company provides support services to A6RG, Apple Suites Realty Group, Inc. (“ASRG”), A6A, Apple Seven Advisors, Inc. (“A7A”), Apple REIT Seven, Inc., Apple Eight Advisors, Inc. (“A8A”), Apple REIT Eight, Inc., Apple Nine Advisors, Inc. (“A9A”), Apple REIT Nine, Inc., Apple Ten Advisors, Inc. (“A10A”) and Apple REIT Ten, Inc. A7A provides day to day advisory and administrative functions for Apple REIT Seven, Inc. A8A provides day to day advisory and administrative functions for Apple REIT Eight, Inc. A9A provides day to day advisory and administrative functions for Apple REIT Nine, Inc. A10A provides day to day advisory and administrative functions for Apple REIT Ten, Inc. ASRG provides real estate brokerage services to Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. Each of these companies has agreed to reimburse the Company for its costs in providing these services. A6RG, ASRG, A6A, A7A, A8A, A9A and A10A are 100% owned by Glade Knight, the Company’s Chairman and Chief Executive Officer. For the years ended December 31, 2010, 2009 and 2008, the Company received reimbursement of its costs totaling $6.1, $5.9 and $4.6 million from the participating entities. The Company’s net allocated cost for these support services was approximately $1.7 million, $1.9 million and $1.8 million for the years ended December 31, 2010, 2009 and 2008. As part of this arrangement, the day to day transactions may result in amounts due to or from the related parties. To effectively manage cash disbursements, the individual companies may make payments for any or all of the related companies. The amounts due to or from the related companies are reimbursed or collected and are not significant in amount.

Although there is a potential conflict on time allocation of personnel due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement allows the companies to share costs yet attract and retain superior executives and staff. The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements. Amounts reimbursed to the Company include both compensation for personnel and “overhead” (office rent, utilities, benefits, office supplies, etc.) utilized by the companies. The allocation of costs is made by the management of the several REITs and is reviewed at least annually by the Compensation Committees of the several REITs. In making the allocation, management and the Compensation Committee consider all relevant facts related to the Company’s level of business activity and the extent to which the Company requires the services of particular personnel. The costs allocated are actual costs and do not include any profit/markup for the Company.

Including A6RG, ASRG, A6A, A7A, A8A, A9A and A10A discussed above, Mr. Knight is also Chairman and CEO of Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. (a newly formed REIT). Members of the Company’s Board of Directors are also on the boards of Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

The Company is a member of Apple Air Holding, LLC (“Apple Air”) which owned two Learjets at December 31, 2010. The other members of Apple Air are Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

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

Current General Economic Slowdown in the Lodging Industry

A recessionary environment, and uncertainty over its depth and duration, continues to have a negative impact on the lodging industry. There is some general consensus among economists that the economy in the United States is emerging from the recessionary environment of 2009, but high unemployment levels and sluggish business and consumer travel trends remain; as a result the Company continues to experience reduced revenue as compared to pre-recessionary levels. Accordingly, financial results have been impacted by the economic slowdown, and future financial results and growth could be further harmed until a more expansive national economic environment is prevalent.

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

Qualification as a REIT

The rules governing a REIT are highly technical and complex. They require ongoing compliance with and interpretation of a variety of tests and regulations that depend on, among other things, future operations. While the Company expects to satisfy these tests, it cannot ensure it will qualify as a REIT for any particular year. There is also the risk that the applicable laws governing a REIT could be changed, which could adversely affect the Company and its shareholders.

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

The Company’s objective in setting a distribution rate is to project a rate that will provide consistency over the life of the Company, taking into account acquisitions and capital improvements, ramp up of new properties and varying economic cycles. The Company anticipates that it may need to utilize debt, offering proceeds and cash from operations to meet this objective. The Company evaluates the distribution rate on an ongoing basis and may make changes at any time if the Company feels the rate is not appropriate based on available cash resources.

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

Financing Risks

Although the Company anticipates maintaining low levels of debt, it may periodically use short-term financing to perform renovations to its properties or make shareholder distributions in periods of fluctuating income from its properties. The debt markets have been volatile and subject to increased regulation and, as a result, the Company may not be able to use debt to meet its cash requirements.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of December 31, 2010, the Company owned 68 hotels, including two hotels held for sale in Tempe, Arizona, consisting of the following:

Brand	Total by Brand	Number of Rooms
Hilton Garden Inn	14	1,793
Residence Inn	10	1,247
Courtyard	10	993
SpringHill Suites	8	858
Homewood Suites	6	713
TownePlace Suites	6	766
Fairfield Inn	5	351
Hampton Inn	4	454
Hampton Inn & Suites	3	303
Marriott	2	419

Total	68	7,897

The following table includes the location, the date of construction, the date acquired, encumbrances, initial acquisition cost, gross carrying value and the number of rooms of each of the hotels included in continuing operations.

REAL ESTATE AND ACCUMULATED DEPRECIATION(1)
As of December 31, 2010
(dollars in thousands)

City	State	Brand	Encumbrances	Initial Cost		Subsequently Capitalized	Total Gross Cost	Acc Deprec	Date of Construction	Date Acquired	Depreciable Life	# of Rooms
						Bldg Imp. & FF&E
				Land	Bldg./FF&E
Birmingham	Alabama	Fairfield Inn	$—	$354	$2,057	$150	$2,561	$(408)	1995	Aug-05	3 - 39 yrs.	63
Dothan	Alabama	Courtyard	—	1,270	7,142	1,338	9,750	(1,530)	1996	Aug-05	3 - 39 yrs.	78
Dothan	Alabama	Hampton Inn & Suites	—	842	8,129	77	9,048	(1,559)	2004	Jun-05	3 - 39 yrs.	85
Huntsville	Alabama	Fairfield Inn	2,685	506	4,813	269	5,588	(783)	1999	Sep-05	3 - 39 yrs.	79
Huntsville	Alabama	Residence Inn	—	947	7,632	1,541	10,120	(1,684)	2002	Jun-05	3 - 39 yrs.	78
Montgomery	Alabama	SpringHill Suites	3,357	963	6,327	244	7,534	(1,015)	1998	Sep-05	3 - 39 yrs.	79
Tuscaloosa	Alabama	Courtyard	—	—	7,953	1,009	8,962	(1,504)	1996	Aug-05	3 - 39 yrs.	78
Tuscaloosa	Alabama	Fairfield Inn	—	—	4,240	168	4,408	(722)	1996	Aug-05	3 - 39 yrs.	63
Anchorage	Alaska	Hampton Inn	—	1,220	10,501	2,138	13,859	(2,873)	1997	Mar-05	3 - 39 yrs.	101
Anchorage	Alaska	Hilton Garden Inn	—	4,230	14,788	1,889	20,907	(3,324)	2002	Oct-04	3 - 39 yrs.	125
Anchorage	Alaska	Homewood Suites	—	1,803	11,046	248	13,097	(2,443)	2004	Oct-04	3 - 39 yrs.	122
Phoenix	Arizona	Hampton Inn	—	1,425	5,205	914	7,544	(1,511)	1998	Oct-04	3 - 39 yrs.	99
Arcadia	California	Hilton Garden Inn	—	1,718	10,195	2,374	14,287	(2,959)	1999	Oct-04	3 - 39 yrs.	124
Arcadia	California	SpringHill Suites	—	1,633	6,459	895	8,987	(1,739)	1999	Oct-04	3 - 39 yrs.	86
Bakersfield	California	Hilton Garden Inn	—	1,166	10,565	214	11,945	(2,244)	2004	Mar-05	3 - 39 yrs.	120
Folsom	California	Hilton Garden Inn	—	1,521	16,989	1,220	19,730	(3,164)	1999	Nov-05	3 - 39 yrs.	100
Foothill Ranch	California	Hampton Inn	3,984	1,056	6,499	1,003	8,558	(1,623)	1998	Apr-05	3 - 39 yrs.	84
Lake Forest	California	Hilton Garden Inn	—	1,541	9,425	236	11,202	(2,136)	2004	Oct-04	3 - 39 yrs.	103
Milpitas	California	Hilton Garden Inn	—	2,565	16,534	2,020	21,119	(3,626)	1999	Nov-05	3 - 39 yrs.	161
Roseville	California	Hilton Garden Inn	—	2,362	18,937	1,680	22,979	(3,713)	1999	Nov-05	3 - 39 yrs.	131
San Francisco	California	Hilton Garden Inn	—	2,007	9,545	2,116	13,668	(2,762)	1999	Jan-06	3 - 39 yrs.	169
Boulder	Colorado	Marriott	—	3,066	27,825	2,177	33,068	(5,812)	1997	May-05	3 - 39 yrs.	157
Glendale	Colorado	Hampton Inn & Suites	5,216	3,641	11,221	1,301	16,163	(2,794)	1999	Oct-04	3 - 39 yrs.	133
Lakewood	Colorado	Hampton Inn	—	2,508	8,090	793	11,391	(2,003)	2003	Oct-04	3 - 39 yrs.	170
Farmington	Connecticut	Courtyard	—	1,794	15,434	28	17,256	(2,546)	2005	Oct-05	3 - 39 yrs.	119
Rocky Hill	Connecticut	Residence Inn	—	1,472	11,284	18	12,774	(1,942)	2005	Aug-05	3 - 39 yrs.	96
Wallingford	Connecticut	Homewood Suites	—	1,419	12,072	190	13,681	(2,178)	2005	Jul-05	3 - 39 yrs.	104
Clearwater	Florida	SpringHill Suites	—	—	7,214	6	7,220	(1,212)	2006	Feb-06	3 - 39 yrs.	79
Lake Mary	Florida	Courtyard	—	690	5,568	2,166	8,424	(1,686)	1995	Mar-05	3 - 39 yrs.	86
Lakeland	Florida	Residence Inn	—	1,520	8,699	1,310	11,529	(1,942)	2001	Jun-05	3 - 39 yrs.	78
Orange Park	Florida	Fairfield Inn	—	855	6,979	211	8,045	(1,055)	1998	Nov-05	3 - 39 yrs.	83
Panama City	Florida	Courtyard	—	1,407	8,217	56	9,680	(1,373)	2006	Mar-06	3 - 39 yrs.	84
Pensacola	Florida	Courtyard	—	1,186	10,728	1,047	12,961	(1,794)	1997	Aug-05	3 - 39 yrs.	90
Pensacola	Florida	Fairfield Inn	—	470	4,703	229	5,402	(783)	1995	Aug-05	3 - 39 yrs.	63
Pensacola	Florida	Hampton Inn & Suites	—	1,248	8,354	37	9,639	(1,604)	2005	Jul-05	3 - 39 yrs.	85
Tallahassee	Florida	Hilton Garden Inn	—	1,103	10,130	1,019	12,252	(2,090)	1997	Mar-05	3 - 39 yrs.	99
Albany	Georgia	Courtyard	—	1,253	7,658	146	9,057	(1,475)	2004	Jun-05	3 - 39 yrs.	84
Columbus	Georgia	Residence Inn	—	—	8,184	198	8,382	(1,480)	2003	Jun-05	3 - 39 yrs.	78
Savannah	Georgia	SpringHill Suites	2,719	693	5,099	256	6,048	(827)	1999	Sep-05	3 - 39 yrs.	79
Valdosta	Georgia	Courtyard	—	1,036	7,529	1,204	9,769	(1,473)	2002	Oct-05	3 - 39 yrs.	84
Mt. Olive	New Jersey	Residence Inn	—	1,410	11,331	141	12,882	(2,033)	2005	Sep-05	3 - 39 yrs.	123
Somerset	New Jersey	Homewood Suites	—	1,813	16,801	203	18,817	(2,873)	2005	Aug-05	3 - 39 yrs.	123
Saratoga Springs	New York	Hilton Garden Inn	—	2,399	15,885	1,574	19,858	(2,913)	1999	Sep-05	3 - 39 yrs.	112
Roanoke Rapids	North Carolina	Hilton Garden Inn	—	2,458	15,713	6	18,177	(1,593)	2008	Mar-08	3 - 39 yrs.	147
Hillsboro	Oregon	Courtyard	6,036	1,879	9,484	2,365	13,728	(1,723)	1996	Mar-06	3 - 39 yrs.	155
Hillsboro	Oregon	Residence Inn	—	2,665	13,295	429	16,389	(2,236)	1994	Mar-06	3 - 39 yrs.	122
Hillsboro	Oregon	TownePlace Suites	—	2,150	9,715	1,242	13,107	(2,125)	1999	Dec-05	3 - 39 yrs.	136
Portland	Oregon	Residence Inn	—	4,400	38,687	3,262	46,349	(7,097)	2001	Dec-05	3 - 39 yrs.	258
Pittsburgh	Pennsylvania	Residence Inn	—	1,161	10,267	1,710	13,138	(2,458)	1998	Sep-05	3 - 39 yrs.	156
Myrtle Beach	South Carolina	Courtyard	—	1,857	7,631	1,280	10,768	(2,249)	1999	Jun-04	3 - 39 yrs.	135
Nashville	Tennessee	Homewood Suites	—	1,170	7,177	687	9,034	(1,685)	1999	May-05	3 - 39 yrs.	121
Arlington	Texas	SpringHill Suites	—	1,122	6,649	484	8,255	(1,329)	1998	Jun-05	3 - 39 yrs.	122
Arlington	Texas	TownePlace Suites	—	1,033	6,373	183	7,589	(1,236)	1999	Jun-05	3 - 39 yrs.	95
Dallas	Texas	SpringHill Suites	—	1,372	18,737	623	20,732	(3,338)	1997	Dec-05	3 - 39 yrs.	147
Fort Worth	Texas	Homewood Suites	—	1,152	8,210	2,206	11,568	(2,310)	1999	May-05	3 - 39 yrs.	137
Fort Worth	Texas	Residence Inn	—	1,873	15,586	35	17,494	(2,877)	2005	May-05	3 - 39 yrs.	149
Ft. Worth	Texas	SpringHill Suites	—	2,125	11,619	66	13,810	(2,517)	2004	May-04	3 - 39 yrs.	145

REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)(1)
As of December 31, 2010
(dollars in thousands)

City	State	Brand	Encumbrances	Initial Cost		Subsequently Capitalized	Total Gross Cost	Acc Deprec	Date of Construction	Date Acquired	Depreciable Life	# of Rooms
						Bldg Imp. & FF&E
				Land	Bldg./FF&E
Laredo	Texas	Homewood Suites	$—	$1,118	$9,781	$64	$10,963	$(1,755)	2005	Nov-05	3 - 39 yrs.	106
Laredo	Texas	Residence Inn	—	902	10,969	38	11,909	(1,971)	2005	Sep-05	3 - 39 yrs.	109
Las Colinas	Texas	TownePlace Suites	—	1,205	6,256	167	7,628	(1,341)	1998	Jun-05	3 - 39 yrs.	136
McAllen	Texas	Hilton Garden Inn	—	1,178	8,143	1,620	10,941	(1,935)	2000	Jul-05	3 - 39 yrs.	104
Fredericksburg	Virginia	Hilton Garden Inn	—	1,822	15,362	163	17,347	(2,668)	2005	Dec-05	3 - 39 yrs.	148
Richmond	Virginia	Corporate Office	—	381	1,038	3,831	5,250	(2,012)	1893	Jun-04	3 - 39 yrs.	N/A
Kent	Washington	TownePlace Suites	—	1,841	10,721	1,487	14,049	(2,383)	1999	Dec-05	3 - 39 yrs.	152
Mukilteo	Washington	TownePlace Suites	—	1,505	11,055	1,339	13,899	(2,273)	1999	Dec-05	3 - 39 yrs.	128
Redmond	Washington	Marriott	—	9,504	56,168	1,584	67,256	(11,754)	2004	Jul-04	3 - 39 yrs.	262
Renton	Washington	Hilton Garden Inn	—	1,277	14,674	2,063	18,014	(3,377)	1998	Nov-05	3 - 39 yrs.	150
Deposits on Construction in Progress			—	—	464	464	—

			$23,997	$107,262	$747,296	$63,451	$918,009	$(153,452)				7,657

(1)	Excludes the Tempe, Arizona TownePlace Suites and SpringHill Suites which are under contract to be sold.

Investment in real estate at December 31, 2010, consisted of the following (in thousands):

Land	$107,225
Building and Improvements	743,475
Furniture, Fixtures and Equipment	67,309

918,009
Less Accumulated Depreciation	(153,452)

Investment in Real Estate, net	$764,557

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

PART II

Item 5. Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Shares

There is currently no established public market in which the Company’s common shares are traded. As of December 31, 2010, there were 91,473,791 Units outstanding. Each Unit consists of one common share, no par value, and one Series A preferred share of the Company. The per-share estimated market value is deemed to be the offering price of the shares, which is currently $11.00 per share. This is supported by the fact that the Company is currently selling shares to the public at a price of $11.00 per share through its Dividend Reinvestment Plan and the Company is repurchasing shares at $11.00 from shareholders under its Unit Redemption Program. The Units are held by approximately 19,400 beneficial shareholders.

Dividend Reinvestment Plan

In February 2006, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. As of December 31, 2010, approximately 14.2 million Units, representing $156.5 million in proceeds to the Company, have been issued under the plan.

Unit Redemption Program

In July 2005, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually paid for the Unit; or (2) $11.00 per Unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As of December 31, 2010, the Company has redeemed approximately 13.9 million Units in the amount of $152.2 million under the program. The redemptions represent 100% of the redemption requests as of the last scheduled redemption date in 2010, which was October 2010. See the Company’s complete Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008 in the Company’s audited financial statements in Item 8 of this Form 10-K for a description of the sources and uses of the Company’s cash flows. The following is a summary of redemptions during the fourth quarter of 2010 (no redemptions occurred in November and December 2010):

Issuer Purchases of Equity Securities

Period	(a)	(b)	(c)	(d)
	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
October 2010	679,820	$10.98	13,877,752	(1)

(1)

The maximum number of Units that may be redeemed in any 12 month period is limited to up to five percent (5.0%) of the weighted average number of Units outstanding from the beginning of the 12 month period, subject to the Company’s right to change the number of Units to be redeemed.

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

Series B Convertible Preferred Shares

In January 2004, the Company issued 240,000 Series B convertible preferred shares to Glade M. Knight, the Company’s Chairman and Chief Executive Officer. There are no dividends payable on the Series B convertible preferred shares. Holders of more than two-thirds of the Series B convertible preferred shares must approve any proposed amendment to the Articles of Incorporation that would adversely affect the Series B convertible preferred shares. Upon liquidation, each holder of the Series B convertible preferred shares is entitled to a priority liquidation payment. However, the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11 per number of common shares into which each Series B convertible preferred share would convert. In the event that the liquidation of the Company’s assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis. The Series B convertible preferred shares are convertible into common shares upon and for 180 days following the occurrence of any of the following events: (1) substantially all of the Company’s assets, stock or business is sold or transferred through exchange, merger, consolidation, lease, share exchange or otherwise, other than a sale of assets in liquidation, dissolution or winding up of the Company’s business; or (2) the termination or expiration without renewal of the advisory agreement with Apple Six Advisors, Inc., or if the Company ceases to use Apple Six Realty Group, Inc. to provide property acquisition and disposition services; or (3) the Company’s common shares are listed on any securities exchange or quotation system or in any established market.

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

Distribution Policy

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions in 2010 totaled $72.3 million and were paid monthly at a rate of $0.064 per common share beginning in March 2010 and $0.075 per common share prior to that date. Distributions in 2009 totaled $82.2 million and were paid monthly at a rate of $0.075 per common share. The timing and amounts of distributions to shareholders are within the discretion of the Company’s Board of Directors. The amount and frequency of future distributions will depend on the Company’s results of operations, cash flow from operations, economic conditions, working capital requirements, cash requirements to fund investing and financing activities, capital expenditure requirements, including improvements to and expansions of properties and the acquisition of additional properties, as well as the distribution requirements under federal income tax provisions for qualification as a REIT.

Non-Employee Directors Stock Option Plan and Incentive Plan

The Company’s Board of Directors has adopted and the Company’s shareholders have approved a Non-Employee Directors Stock Option Plan and an Incentive Plan. The options issued under each plan, upon exercise, convert to Units. Each Unit consists of one common share and one Series A preferred share of the Company. As of December 31, 2010, options to purchase 434,220 Units were outstanding with a weighted average exercise price of $11 per Unit under the Directors Plan. No options have been issued under the Incentive Plan. The following is a summary of securities issued under the plans as of December 31, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation plans approved by security holders
Non-Employee Directors Stock Option Plan	434,220	$11.00	1,165,325
Incentive Plan	—	$—	4,029,318

Item 6. Selected Financial Data

The following table sets forth selected financial data for each of the five years in the period ended December 31, 2010. Certain information in the table has been derived from the Company’s audited financial statements and notes thereto. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, and Item 15(1), the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

	For the year ended December 31, 2010	For the year ended December 31, 2009	For the year ended December 31, 2008	For the year ended December 31, 2007	For the year ended December 31, 2006
(in thousands except per share and statistical data)
Revenues:
Room revenue	$206,624	$195,671	$233,112	$229,937	$211,559
Other revenue	14,634	14,753	19,744	20,672	18,150
Reimbursed expenses	6,055	5,899	6,057	886	—

Total revenue	227,313	216,323	258,913	251,495	229,709
Expenses:
Hotel operating expenses	130,896	126,120	144,751	141,252	132,029
Taxes, insurance and other	12,143	13,248	13,438	13,250	13,127
Reimbursed expenses	6,055	5,899	6,057	886	—
General and administrative	6,072	4,935	5,397	5,637	5,355
Depreciation	30,806	30,417	30,411	27,201	25,040
Interest and other expenses, net	3,800	2,312	1,784	1,853	1,809

Total expenses	189,772	182,931	201,838	190,079	177,360

Income from continuing operations	37,541	33,392	57,075	61,416	52,349
Income (loss) from discontinued operations	(3,157)	(13)	1,427	1,912	1,764

Net income	$34,384	$33,379	$58,502	$63,328	$54,113

Per Share
Income from continuing operations per common share	$0.41	$0.37	$0.63	$0.69	$0.59
Income (loss) from discontinued operations per common share	(0.03)	—	0.01	0.02	0.02

Net income per common share	$0.38	$0.37	$0.64	$0.71	$0.61

Distributions paid to common shareholders	$0.79	$0.90	$0.90	$0.88	$0.88
Weighted-average common shares outstanding—basic and diluted	91,323	91,178	90,899	89,644	88,869

Balance Sheet Data (at end of period)
Cash and cash equivalents	$—	$—	$935	$33,261	$26,160
Investment in real estate, net	$764,557	$801,646	$823,463	$820,468	$836,906
Total assets	$788,213	$815,584	$849,783	$882,657	$886,839
Notes payable	$63,736	$54,040	$29,097	$51,679	$53,660
Shareholders’ equity	$719,771	$757,488	$809,382	$816,244	$826,046
Net book value per share	$7.87	$8.28	$8.82	$9.04	$9.20

Other Data
Cash flow from:
Operating activities	$70,956	$66,029	$88,747	$89,848	$81,363
Investing activities	$(8,505)	$(6,571)	$(33,234)	$(15,627)	$(61,766)
Financing activities	$(62,451)	$(60,393)	$(87,839)	$(67,120)	$(29,385)
Number of hotels owned at end of period (including hotels held for sale)	68	68	68	67	67
Average Daily Rate (ADR)(b)(f)	$104	$107	$117	$113	$105
Occupancy(f)	71%	66%	71%	74%	74%
Revenue Per Available Room (RevPAR)(c)(f)	$74	$70	$83	$84	$78
Total room nights sold (in thousands)(d)(f)	1,986	1,836	1,990	2,028	2,014
Total room nights available (in thousands)(e)(f)	2,792	2,792	2,795	2,738	2,707

Modified Funds From Operations Calculation(a)
Net income	$34,384	$33,379	$58,502	$63,328	$54,113
Depreciation of real estate owned	31,199	30,938	29,313	26,782	24,681

Funds from operations	65,583	64,317	87,815	90,110	78,794
Loss on hotels held for sale	3,567	—	—	—	—

Modified funds from operations	$69,150	$64,317	$87,815	$90,110	$78,794

(a)

Funds from operations (FFO) is defined as net income (computed in accordance with generally accepted accounting principles—GAAP) excluding gains and losses from sales of depreciable property, plus depreciation and amortization. Modified funds from operations (MFFO) excludes the loss on hotels held for sale. The Company considers FFO and MFFO in evaluating property acquisitions and its operating performance and believes that FFO and MFFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company’s activities in accordance with GAAP. The Company considers FFO and MFFO as supplemental measures of operating performance in the real estate industry, and along with the other financial measures included in this Form 10-K, including net income, cash flow from operating activities, financing activities and investing activities, they provide investors with an indication of the performance of the Company. The Company’s definitions of FFO and MFFO are not necessarily the same as such terms that are used by other companies. FFO and MFFO are not necessarily indicative of cash available to fund cash needs.

(b)	Total room revenue divided by number of room nights sold.

(c)	ADR multiplied by occupancy percentage.

(d)	Represents the total number of room nights sold during the period.

(e)	Represents the number of rooms owned by the Company multiplied by the number of nights in the period.

(f)	From continuing operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles; and competition within the hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission and Item 1A.

General

The Company was formed and initially capitalized on January 20, 2004, with its first investor closing on April 23, 2004. The Company owns 68 hotels, including two hotels under contract for sale, within different markets in the United States. The Company is treated as a Real Estate Investment Trust (“REIT”) for federal income tax purposes. The Company’s first hotel was acquired on May 28, 2004 and the last hotel was purchased in March 2008. In the third quarter of 2010, the Company committed to sell its two hotels in Tempe, Arizona due to the properties’ underperformance, weakness in the Tempe market and capital requirements. The results for these properties have been reclassified to discontinued operations. Hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel. Performance of the hotels within their respective markets, in general, has met the Company’s expectations for the period owned. With the decline in economic conditions throughout the United States, the Company has experienced a significant decline in revenue as compared to 2008, but a slight recovery in revenue as compared to 2009. Although there is no way to predict general economic conditions, based on industry forecasts, the Company anticipates revenue to grow at a mid-single digit percentage rate in 2011 as compared to 2010. In evaluating financial condition and operating performance, the most important matters on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”), revenue per available room (“RevPAR”) and market yield, which represents a comparison of a hotel’s results to other hotels in its local market; and expenses, such as hotel operating expenses, general and administrative and other expenses described below.

The following is a summary of Company’s results from continuing operations:

(in thousands except statistical data)	Year ended December 31, 2010	Percent of Hotel Revenue	Year ended December 31, 2009	Percent of Hotel Revenue	Percent Change
Total hotel revenue	$221,258	100%	$210,424	100%	5%
Hotel operating expenses	130,896	59%	126,120	60%	4%
Taxes, insurance and other expense	12,143	5%	13,248	6%	(8)%
General and administrative expense	6,072	3%	4,935	2%	23%
Depreciation	30,806		30,417		1%
Interest expense, net	3,800		2,312		64%
Number of Hotels	66		66		—%
Average RevPAR Market Yield(1)	120		120		—%
ADR	$104		$107		(3)%
Occupancy	71%		66%		8%
RevPAR	$74		$70		6%

(1)	Calculated from data provided by Smith Travel Research, Inc.® Excludes properties under renovations during the applicable periods.

Hotels Owned

As of December 31, 2010, the Company owned 68 hotels, two of which are classified as held for sale, with a total of 7,897 rooms. The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Birmingham	Alabama	Fairfield Inn	LBA	8/25/05	63	$2,176
Dothan	Alabama	Courtyard	LBA	8/11/05	78	8,016
Dothan	Alabama	Hampton Inn & Suites	LBA	6/24/05	85	8,673
Huntsville	Alabama	Fairfield Inn	LBA	9/30/05	79	4,954
Huntsville	Alabama	Residence Inn	LBA	6/24/05	78	8,288
Montgomery	Alabama	SpringHill Suites	LBA	9/30/05	79	6,835
Tuscaloosa	Alabama	Courtyard	LBA	8/25/05	78	7,551
Tuscaloosa	Alabama	Fairfield Inn	LBA	8/25/05	63	3,982
Anchorage	Alaska	Hampton Inn	Stonebridge	3/14/05	101	11,500
Anchorage	Alaska	Hilton Garden Inn	Stonebridge	10/12/04	125	18,900
Anchorage	Alaska	Homewood Suites	Stonebridge	10/12/04	122	13,200
Phoenix	Arizona	Hampton Inn	Stonebridge	10/12/04	99	6,700
Tempe*	Arizona	SpringHill Suites	Western	6/30/05	121	8,060
Tempe*	Arizona	TownePlace Suites	Western	6/30/05	119	8,128
Arcadia	California	Hilton Garden Inn	Stonebridge	10/12/04	124	12,000
Arcadia	California	SpringHill Suites	Stonebridge	10/12/04	86	8,100
Bakersfield	California	Hilton Garden Inn	Hilton	3/18/05	120	11,500
Folsom	California	Hilton Garden Inn	Inn Ventures	11/30/05	100	18,028
Foothill Ranch	California	Hampton Inn	Stonebridge	4/21/05	84	7,400
Lake Forest	California	Hilton Garden Inn	Stonebridge	10/12/04	103	11,400
Milpitas	California	Hilton Garden Inn	Inn Ventures	11/30/05	161	18,600
Roseville	California	Hilton Garden Inn	Inn Ventures	11/30/05	131	20,759
San Francisco	California	Hilton Garden Inn	Inn Ventures	1/30/06	169	12,266
Boulder	Colorado	Marriott	WLS	5/9/05	157	30,000
Glendale	Colorado	Hampton Inn & Suites	Stonebridge	10/12/04	133	14,700
Lakewood	Colorado	Hampton Inn	Stonebridge	10/12/04	170	10,600
Farmington	Connecticut	Courtyard	WLS	10/20/05	119	16,330
Rocky Hill	Connecticut	Residence Inn	WLS	8/1/05	96	12,070
Wallingford	Connecticut	Homewood Suites	WLS	7/8/05	104	12,780
Clearwater	Florida	SpringHill Suites	LBA	2/17/06	79	6,923
Lake Mary	Florida	Courtyard	LBA	3/18/05	86	6,000
Lakeland	Florida	Residence Inn	LBA	6/24/05	78	9,886
Orange Park	Florida	Fairfield Inn	LBA	11/8/05	83	7,221
Panama City	Florida	Courtyard	LBA	4/26/06	84	9,245
Pensacola	Florida	Courtyard	LBA	8/25/05	90	11,369
Pensacola	Florida	Fairfield Inn	LBA	8/25/05	63	4,858
Pensacola	Florida	Hampton Inn & Suites	LBA	7/21/05	85	9,279
Tallahassee	Florida	Hilton Garden Inn	Hilton	3/18/05	99	10,850
Albany	Georgia	Courtyard	LBA	6/24/05	84	8,597
Columbus	Georgia	Residence Inn	LBA	6/24/05	78	7,888
Savannah	Georgia	SpringHill Suites	LBA	9/30/05	79	5,407
Valdosta	Georgia	Courtyard	LBA	10/3/05	84	8,284
Mt. Olive	New Jersey	Residence Inn	WLS	9/15/05	123	12,070
Somerset	New Jersey	Homewood Suites	WLS	8/17/05	123	17,750
Saratoga Springs	New York	Hilton Garden Inn	WLS	9/29/05	112	17,750
Roanoke Rapids	North Carolina	Hilton Garden Inn	Newport	3/10/08	147	17,764
Hillsboro	Oregon	Courtyard	Inn Ventures	3/9/06	155	11,000
Hillsboro	Oregon	Residence Inn	Inn Ventures	3/9/06	122	15,500

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Hillsboro	Oregon	TownePlace Suites	Inn Ventures	12/19/05	136	$11,500
Portland	Oregon	Residence Inn	Inn Ventures	12/19/05	258	42,000
Pittsburgh	Pennsylvania	Residence Inn	WLS	9/2/05	156	11,000
Myrtle Beach	South Carolina	Courtyard	Marriott	6/8/04	135	9,200
Nashville	Tennessee	Homewood Suites	Hilton	5/24/05	121	8,103
Arlington	Texas	SpringHill Suites	Western	6/30/05	122	7,486
Arlington	Texas	TownePlace Suites	Western	6/30/05	95	7,148
Dallas	Texas	SpringHill Suites	Western	12/9/05	147	19,500
Ft. Worth	Texas	Homewood Suites	Hilton	5/24/05	137	9,097
Ft. Worth	Texas	Residence Inn	Western	5/6/05	149	17,000
Ft. Worth	Texas	SpringHill Suites	Marriott	5/28/04	145	13,340
Laredo	Texas	Homewood Suites	Western	11/30/05	106	10,500
Laredo	Texas	Residence Inn	Western	9/12/05	109	11,445
Las Colinas	Texas	TownePlace Suites	Western	6/30/05	136	7,178
McAllen	Texas	Hilton Garden Inn	Western	7/19/05	104	9,000
Fredericksburg	Virginia	Hilton Garden Inn	Hilton	12/20/05	148	16,600
Kent	Washington	TownePlace Suites	Inn Ventures	12/19/05	152	12,000
Mukilteo	Washington	TownePlace Suites	Inn Ventures	12/19/05	128	12,000
Redmond	Washington	Marriott	Marriott	7/7/04	262	64,000
Renton	Washington	Hilton Garden Inn	Inn Ventures	11/30/05	150	16,096

Total					7,897	$845,330

*	Hotels are reported as held for sale

With the exception of approximately $54 million of assumed debt secured by 14 hotels, substantially all of the purchase price for the hotels was funded by proceeds from the Company’s best-efforts offering of Units. No goodwill or intangible assets were recorded in connection with any of the acquisitions. The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries (collectively, the “lessee”) under master hotel lease agreements. The Company also used the proceeds of its offering to pay 2% of the gross purchase price for these hotels, which equals approximately $16.9 million, as a commission to Apple Six Realty Group, Inc. (“A6RG”). A6RG is 100% owned by the Company’s Chairman and Chief Executive Officer, Glade M. Knight.

Management and Franchise Agreements

Each of the 66 hotels included in the Company’s continuing operations are operated and managed, under separate management agreements, by affiliates of one of the following companies: Marriott International, Inc. (“Marriott”), Stonebridge Realty Advisors, Inc. (“Stonebridge”), Hilton Worldwide (“Hilton”), Western International (“Western”), Larry Blumberg & Associates (“LBA”), White Lodging Services Corporation (“WLS”), Inn Ventures, Inc. (“Inn Ventures”), or Newport Hospitality Group, Inc. (“Newport”). The agreements have remaining terms ranging from 1 to 24 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. During the years ended December 31, 2010, 2009 and 2008, the Company incurred approximately $7.0, $6.6 and $9.6 million in management fees for continuing operations.

Stonebridge, Western, LBA, WLS, Inn Ventures and Newport are not affiliated with either Marriott or Hilton, and as a result, the hotels managed by these companies were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for an initial term of 13 to 20 years. Fees associated with the Hilton agreements generally include the payment of royalty fees and program fees based on room revenues. The Marriott franchise agreements provide for an initial term of 15 to 20 years. Fees associated with the Marriott agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. During the years ended December 31, 2010, 2009 and 2008, the Company incurred approximately $9.3, $8.8 and $10.3 million in franchise fees for continuing operations.

Results of Operations for Years 2010 and 2009

Hotel performance is impacted by many factors including the economic conditions in the United States as well as each locality. During the past two years, the overall weakness in the U.S. economy has had a considerable impact on both leisure and business travel. As a result, revenue and income in most markets in the U.S. declined from 2008 to 2009. Economic conditions stabilized and showed modest growth in 2010 as compared to 2009 throughout the U.S., which led to the Company’s improved revenue and net income in 2010 as compared to 2009. Although the Company expects continued improvement in 2011, it is not anticipated that revenue and net income will reach pre-recessionary levels. While reflecting the impact of declining economic activity, the Company’s hotel performance as compared to other hotels within each individual market has generally met expectations for the period held.

Revenues

The Company’s principal source of revenue is hotel room revenue and other related revenue. For the years ended December 31, 2010 and 2009, the Company had total hotel revenue from continuing operations of $221.3 and $210.4 million, respectively. For the years ended December 31, 2010 and 2009, the hotels achieved average occupancy of 71% and 66%, ADR of $104 and $107 and RevPAR of $74 and $70. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR. These rates are consistent with industry and brand averages. Since the beginning of 2010 the Company has experienced an increase in demand, as shown by the improved occupancy rates in comparison to 2009. However, in addition to a stabilizing economy, this improvement is a result of reduced room rates as reflected in the ADR decline in 2010 from comparable 2009 results. The Company believes ADR has stabilized and will continue to improve in 2011. ADR for the fourth quarter of 2010 increased 1% from the fourth quarter of 2009. With improvements in demand and expected rate, the Company and industry anticipate percentage revenue growth in 2011 in the mid single digits, as compared to 2010. While reflecting the impact of recessionary to low-growth levels of economic activity in 2009 and 2010, the Company’s hotels continue to be leaders in their respective markets. The Company’s average Market Yield for 2010 and 2009 was 120. The Market Yield is a measure of each hotel’s RevPAR compared to the average (100) in its local market (the index excludes hotels under renovations).

Expenses

With the Company’s revenue decline in 2009, the Company and its managers were aggressively reducing expenses where possible while still maintaining the quality and service levels of its properties. Although operating expenses will increase as revenue and occupancy increase, the Company will continue to aggressively work with its managers to contain operating costs. While certain costs of a hotel are fixed in nature, such as management costs, certain utility costs, minimum maintenance and supply costs, the Company has been successful in reducing overall payroll costs, food and supplies, and utilities relative to revenue increases by continually monitoring and sharing utilization data across its hotels and management companies. For the years ended December 31, 2010 and 2009, hotel operating expenses from continuing operations totaled $130.9 and $126.1 million, or 59% of total hotel revenue in 2010 and 60% of total hotel revenue in 2009.

Taxes, insurance, and other expenses from continuing operations for the years ended December 31, 2010 and 2009 were $12.1 and $13.2 million, or 5% and 6% of total hotel revenue. The decline is a result of lower real estate property tax assessments at selected hotels, including the results of successful appeals of initial assessments for some locations. In addition, the Company has experienced slightly lower property insurance expense for most hotel properties, in comparison to insurance rates in effect during 2009. The Company expects 2011 property insurance and property tax expense to be similar to 2010.

General and administrative expense for the years ended December 31, 2010 and 2009 was $6.1 and $4.9 million, or 3% and 2% of total hotel revenue. The principal components of general and administrative expense are advisory fees, loss on the investment in Apple Air Holding, LLC, legal fees, accounting fees, and reporting expenses. The increases in 2010 are primarily due to approximately $0.45 million of costs incurred related to reviewing and evaluating various strategic alternatives for the Company and to approximately $0.45 million related to Apple Air’s loss from the contract to trade in its two jets for one new jet. As a public company, the Company is subject to various regulatory oversight. In 2010 the Company incurred approximately $0.5 million in legal and related costs responding to the Securities and Exchange Commission.

Depreciation expense from continuing operations for the years ended December 31, 2010 and 2009 was $30.8 million and $30.4 million. Depreciation expense represents the expense of the 66 hotels included in the Company’s continuing operations and related personal property for their respective periods owned.

Interest expense, net was $3.8 and $2.3 million for the years ended December 31, 2010 and 2009. Interest expense relates to debt assumed with 14 of the properties acquired as well as a line of credit entered into in March 2008. Total debt assumed was approximately $54.1 million. Seven of the 14 assumed mortgages, or $23.2 million, were extinguished in 2008, and one additional mortgage, for $2.9 million, was extinguished in 2010. Interest expense increased from year to year due to increased borrowings on the Company’s line of credit. The Company capitalized interest of approximately $0.1 and $0.3 million in 2010 and 2009 in conjunction with hotel renovations.

Results of Operations for Years 2009 and 2008

Revenues

The Company’s principal source of revenue is hotel room revenue and other related revenue. For the years ended December 31, 2009 and 2008, the Company had total hotel revenue from continuing operations of $210.4 and $252.9 million, respectively. For the years ended December 31, 2009 and 2008, the hotels achieved average occupancy of 66% and 71%, ADR of $107 and $117 and RevPAR of $70 and $83. These rates are consistent with industry and brand averages. However, because overall hotel room demand declined due to weakening general economic conditions in 2009, the Company’s revenue at most individual hotels experienced declines during 2009 as compared to 2008 results. While reflecting the impact of declining economic activity, the Company continued to be a leader in its local markets. The Company’s 2009 average market yield was 120 for continuing hotels.

Expenses

For the years ended December 31, 2009 and 2008, hotel operating expenses from continuing operations totaled $126.1 and $144.8 million, or 60% of total hotel revenue in 2009 and 57% of total hotel revenue in 2008. The Company worked aggressively with its managers to reduce operating costs as revenue declined; however, declines in costs did not offset declines in revenue, due to the fixed nature of certain expenses.

Taxes, insurance, and other expenses from continuing operations for the years ended December 31, 2009 and 2008 were $13.2 and $13.4 million, or 6% and 5% of total hotel revenue.

General and administrative expense from continuing operations for the years ended December 31, 2009 and 2008 was $4.9 and $5.4 million, or 2% of total hotel revenue in 2009 and 2008. The principal components of general and administrative expense are advisory fees, loss on the investment in Apple Air Holding, LLC, legal fees, accounting fees, and reporting expenses.

Depreciation expense from continuing operations for the years ended December 31, 2009 and 2008 was $30.4 million in both years.

Interest expense, net was $2.3 and $1.8 million for the years ended December 31, 2009 and 2008. Interest expense relates to debt assumed with 14 of the properties acquired as well as a line of credit entered into in March 2008. Total debt assumed was approximately $54.1 million. Seven of the 14 assumed mortgages, or $23.2 million, were extinguished in 2008. Interest expense increased from year to year due to increased borrowings on the Company’s line of credit while interest income decreased due to the decrease in investable cash. The Company capitalized interest of approximately $0.3 and $0.4 million in 2009 and 2008 in conjunction with hotel renovations.

Related Party Transactions

The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to these contracts, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section and no new significant related party transactions during 2010. The Board of Directors is not required to approve each individual transaction that falls under a related party relationship, however under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The Company has a contract with Apple Six Realty Group (“A6RG”), a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, A6RG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions along with the reimbursement of certain costs. As of December 31, 2010, payments to A6RG for services under the terms of this contract have totaled $16.9 million since inception which were capitalized as a part of the purchase price of the hotels. No fees were incurred under this contract during 2010 and 2009.

The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“A6A”), pursuant to which A6A provides management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. During the years ended December 31, 2010, 2009 and 2008, the Company incurred $1.5, $1.5 and $2.5 million in fees under this agreement.

Through its wholly-owned subsidiary, Apple Fund Management, LLC, the Company provides support services to A6RG, Apple Suites Realty Group, Inc. (“ASRG”), A6A, Apple Seven Advisors, Inc. (“A7A”), Apple REIT Seven, Inc., Apple Eight Advisors, Inc. (“A8A”), Apple REIT Eight, Inc., Apple Nine Advisors, Inc. (“A9A”), Apple REIT Nine, Inc., Apple Ten Advisors, Inc. (“A10A”) and Apple REIT Ten, Inc. A7A provides day to day advisory and administrative functions for Apple REIT Seven, Inc. A8A provides day to day advisory and administrative functions for Apple REIT Eight, Inc. A9A provides day to day advisory and administrative functions for Apple REIT Nine, Inc. A10A provides day to day advisory and administrative functions for Apple REIT Ten, Inc. ASRG provides real estate brokerage services to Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. Each of these companies has agreed to reimburse the Company for its costs in providing these services. A6RG, ASRG, A6A, A7A, A8A, A9A and A10A are 100% owned by Glade Knight, the Company’s Chairman and Chief Executive Officer. For the years ended December 31, 2010, 2009 and 2008, the Company received reimbursement of its costs totaling $6.1, $5.9 and $4.6 million from the participating entities. The Company’s net allocated cost for these support services was approximately $1.7 million, $1.9 million and $1.8 million for the years ended December 31, 2010, 2009 and 2008. As part of this arrangement, the day to day transactions may result in amounts due to or from the related parties. To effectively manage cash disbursements, the individual companies may make payments for any or all of the related companies. The amounts due to or from the related companies are reimbursed or collected and are not significant in amount.

Although there is a potential conflict on time allocation of personnel due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement allows the companies to share costs yet attract and retain superior executives and staff. The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements. Amounts reimbursed to the Company include both compensation for personnel and “overhead” (office rent, utilities, benefits, office supplies, etc.) utilized by the companies. The allocation of costs is made by the management of the several REITs and is reviewed at least annually by the Compensation Committees of the several REITs. In making the allocation, management and the Compensation Committee consider all relevant facts related to the Company’s level of business activity and the extent to which the Company requires the services of particular personnel. The costs allocated are actual costs and do not include any profit/markup for the Company. Such payments are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to each company.

Including A6RG, ASRG, A6A, A7A, A8A, A9A and A10A discussed above, Mr. Knight is also Chairman and CEO of Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. (a newly formed REIT). Members of the Company’s Board of Directors are also on the boards of Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

Until January 2009, the Company, through a jointly-owned subsidiary, Apple Air Holding, LLC (“Apple Air”), owned two Lear 40 jets used primarily for renovation and asset management purposes. The total purchase price for the aircraft, purchased in January 2006 and December 2007, was approximately $16.0 million. Apple Air was jointly owned by the Company and Apple REIT Seven, Inc. (“Apple Seven”). Apple Seven’s ownership interest was accounted for as a minority interest and was included in other liabilities in the Company’s Consolidated Balance Sheet with a balance of $6.6 million at December 31, 2008. The aircraft were also leased to affiliates of the Company at market rates. In 2008, aircraft lease revenues from affiliates totaling $1.5 million were included in reimbursed expenses on the Company’s Consolidated Statement of Operations. The aircraft were depreciated on a straight-line basis over a useful life of ten years. For the year ended December 31, 2008, the Company recorded depreciation expense in the amount of approximately $1.6 million on the two aircraft.

In January 2009, the Company’s ownership interest in Apple Air was reduced from 50% to 26% through the redemption of a 24% ownership interest by Apple Air. The Company received approximately $3.2 million for the ownership interest redeemed. No gain or loss from the redemption was recognized by the Company. Due to the reduction in ownership the Company deconsolidated Apple Air and now records its ownership interest of approximately $1.8 and $2.4 million at December 31, 2010 and 2009 in “Other assets, net” in the Company’s Consolidated Balance Sheets. The Company records its share of income or loss of Apple Air under the equity method of accounting, adjusting its investment accordingly. The total expense incurred by the Company in 2010 and 2009 related to its ownership interest in Apple Air was approximately $0.9 and $0.5 million, which is included in general and administrative expenses on the Company’s Consolidated Statements of Operations. The expense related primarily to the depreciation of the aircraft and the reduction in basis of the aircraft due to the planned trade in for one new airplane in 2011. The other members of Apple Air are Apple Seven, Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

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

(2)	the termination or expiration without renewal of the advisory agreement with A6A, or if the Company ceases to use A6RG to provide property acquisition and disposition services; or

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

Expense related to the issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. Expense if a conversion event had occurred at December 31, 2010 could range from $0 to $63.8 million (assumes $11 per Unit fair market value), which represents approximately 5.8 million shares of common stock.

Liquidity and Capital Resources

The following is a summary of the Company’s significant contractual obligations as of December 31, 2010:

Commercial Commitments (000’s)	Total	Amount of Commitments Expiring per Period
		Less than 1 Year	2-3 Years	4-5 Years	Over 5 Years
Debt (including interest of $4.6 million)	$68,168	$46,782	$15,505	$5,881	$—
Ground Lease Commitments	3,620	326	660	668	1,966

Total Commercial Commitments	$71,788	$47,108	$16,165	$6,549	$1,966

Capital Requirements and Resources

In March 2008 the Company entered into a $20 million unsecured revolving line of credit which expires in June 2011, but has an option for the Company to extend until June 2012. In August 2009 and June 2010, the Company modified the agreement, increasing its capacity to $60 million. The line of credit bears interest based on LIBOR with a minimum interest rate of 5.0%. The line of credit was obtained to meet short-term cash needs as the Company planned to complete several renovations in 2009. With the availability of this line of credit, the Company maintains little cash on hand, accessing the line as necessary. As a result, cash on hand was $0 at December 31, 2010 and 2009. The outstanding balance on the line as of December 31, 2010 and 2009 was $39.6 and $25.9 million and its interest rate was 5.0%. The Company anticipates that cash flow from operations and the revolving line of credit will be adequate to meet its anticipated liquidity requirements, including required distributions to shareholders (the Company is not required to make distributions at its current rate for REIT purposes), capital expenditures and debt service. While the Company’s line of credit matures in June 2011, it has an option to extend maturity to June 2012. The Company intends to maintain a relatively stable distribution rate instead of raising and lowering the distribution rate with varying economic cycles. With the depressed financial results of the Company and the lodging industry as compared to pre- recessionary levels, the Company will attempt if necessary to utilize additional financing to achieve this objective. Although the Company has relatively low levels of debt, there can be no assurances it will be successful with this strategy and may need to reduce its distributions to required levels. If the Company were to default on its debt, it may be unable to make distributions.

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. The Company’s objective in setting a distribution rate is to project a rate that will provide consistency over the life of the Company, taking into account acquisitions and capital improvements, ramp up of new properties and varying economic cycles. Distributions in 2010 totaled $72.3 million and were paid monthly at a rate of $0.064 per common share beginning March 2010, and $0.075 per common share in January and February. These distributions included a return of capital. For the same period the Company’s cash generated from operations was $71.0 million. The shortfall was funded primarily by borrowing on the line of credit. The Company intends to continue paying distributions on a monthly basis. However, since there can be no assurance of the ability of the Company’s properties to provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate. Additionally, the Board of Directors monitors the Company’s distribution rate relative to the performance of the hotels on an ongoing basis and may make adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company. In January 2010 the Board of Directors reduced the Company’s annual distribution rate from $0.90 to $0.77 per common share. The reduction was effective March 2010. The distribution continues to be paid monthly.

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, an amount of 3% to 5% of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. Due to the work done on the properties in prior years and the depressed economic environment the Company invested approximately $8 million in capital expenditures in 2010. The company anticipates expenditures of approximately $13 million in 2011 in connection with renovations and brand initiatives.

In February 2006, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. As of December 31, 2010, approximately 14.2 million Units, representing $156.5 million in proceeds to the Company, have been issued under the plan, including 2.8 million Units representing $30.5 million issued in 2010 and 3.2 million Units representing $35.1 million issued in 2009.

In July 2005, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually paid for the Unit; or (2) $11.00 per Unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As of December 31, 2010, the Company has redeemed 13.9 million Units in the amount of $152.2 million under the program, including 2.8 million Units for $30.4 million redeemed in 2010 and 3.5 million Units in the amount of $38.2 million redeemed in 2009.

Subsequent Events

In January 2011, the Company declared and paid $5.9 million or $0.064 per common share, in a distribution to its common shareholders, of which $2.4 million or 221,014 Units were reinvested under the Company’s Dividend Reinvestment Plan.

In January 2011, the Company redeemed 606,064 Units in the amount of $6.7 million under its Unit Redemption Program.

In February 2011, the Company declared and paid $5.8 million or $0.064 per common share, in a distribution to its common shareholders, of which $2.5 million or 223,056 Units were reinvested under the Company’s Dividend Reinvestment Plan.

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

Impairment Losses Policy

The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties, based on historical and industry data, is less than the properties’ carrying amount. Indicators of impairment include a property with current or potential losses from operations, when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable. Impairment losses are measured as the difference between the asset’s fair value and its carrying value. In connection with the decision to sell its two hotels in Tempe, Arizona, the Company recorded an impairment charge of approximately $3.6 million which represented the difference between the net book value and the fair value less cost to sell.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board issued a pronouncement (Accounting Standards Update No. 2009-17) which amends its guidance surrounding a company’s analysis to determine whether any of its variable interests constitute controlling financial interests in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. The new pronouncement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosure about an enterprise’s involvement with a variable interest entity. This pronouncement was adopted by the Company in the first quarter of 2010. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of December 31, 2010, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to changes in short term interest rates paid on its line of credit. Based on the balance of the Company’s line of credit at December 31, 2010, of $39.6 million, every 100 basis points change in interest rates will impact the Company’s net income by $396,000, subject to the interest rate floor provisions of the line of credit and all other factors remaining the same. Although the Company had no invested cash at December 31, 2010, the Company is exposed to changes in short-term money market rates to the extent that it invests its cash.

In addition to its $39.6 million outstanding balance under its line of credit facility at December 31, 2010 (which is included in the table below as due in 2011, although the Company has an option to extend the term for one year), the Company has assumed fixed interest rate notes payable to lenders under permanent financing arrangements. The following table summarizes the annual maturities and average interest rates of the Company’s notes payable outstanding at December 31, 2010.

(000’s)	2011	2012	2013	2014	2015	Thereafter	Total	Fair Market Value
Maturities	$44,243	$756	$13,022	$5,528	$—	$—	$63,549	$64,415
Average Interest Rate	6.0%	6.7%	6.6%	6.4%	—	—

Item 8. Financial Statements and Supplementary Data

REPORT OF MANAGEMENT
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

March 8, 2011
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

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2010, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of
APPLE REIT SIX, INC.

We have audited Apple REIT Six, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Apple REIT Six, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Apple REIT Six, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2010 consolidated financial statements of Apple REIT Six, Inc. and our report dated March 8, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Richmond, Virginia
March 8, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
APPLE REIT SIX, INC.

We have audited the accompanying consolidated balance sheets of Apple REIT Six, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apple REIT Six, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Apple REIT Six, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Richmond, Virginia
March 8, 2011

APPLE REIT SIX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2010	2009
Assets
Investment in real estate, net of accumulated depreciation of $153,452 and $124,943, respectively	$764,557	$801,646
Hotels held for sale	10,755	—
Restricted cash-furniture, fixtures and other escrows	4,344	4,506
Due from third party manager, net	5,935	6,331
Other assets, net	2,622	3,101

Total Assets	$788,213	$815,584

Liabilities
Notes payable	$63,736	$54,040
Other liabilities	4,706	4,056

Total Liabilities	68,442	58,096
Shareholders’ Equity
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	—	—
Series A preferred stock, no par value, authorized 200,000,000 shares; issued and outstanding 91,473,791 and 91,472,421 shares, respectively	—	—
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 and 240,000 shares, respectively	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 91,473,791 and 91,472,421 shares, respectively	902,402	902,202
Distributions greater than net income	(182,655)	(144,738)

Total Shareholders’ Equity	719,771	757,488

Total Liabilities and Shareholders’ Equity	$788,213	$815,584

See notes to consolidated financial statements.

APPLE REIT SIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2010	2009	2008
Revenues:
Room revenue	$206,624	$195,671	$233,112
Other revenue	14,634	14,753	19,744
Reimbursed expenses	6,055	5,899	6,057

Total revenue	227,313	216,323	258,913
Expenses:
Operating expense	58,443	55,798	63,535
Hotel administrative expense	18,405	18,219	20,571
Sales and marketing	17,381	16,946	19,025
Utilities	9,602	9,547	10,342
Repair and maintenance	10,801	10,243	11,346
Franchise fees	9,286	8,781	10,290
Management fees	6,978	6,586	9,642
Taxes, insurance and other	12,143	13,248	13,438
General and administrative	6,072	4,935	5,397
Reimbursed expenses	6,055	5,899	6,057
Depreciation expense	30,806	30,417	30,411

Total expenses	185,972	180,619	200,054

Operating income	41,341	35,704	58,859
Interest expense, net	(3,800)	(2,312)	(1,784)

Income from continuing operations	37,541	33,392	57,075
Income (loss) from discontinued operations	(3,157)	(13)	1,427

Net income	$34,384	$33,379	$58,502

Basic and diluted net income (loss) per common share:
From continuing operations	$0.41	$0.37	$0.63
From discontinued operations	(0.03)	—	0.01

	$0.38	$0.37	$0.64

Weighted average common shares outstanding—basic and diluted	91,323	91,178	90,899

See notes to consolidated financial statements.

APPLE REIT SIX, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

	Common Stock		Class B Convertible Preferred Stock		Distributions Greater Than Net Income	Total Shareholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2007	90,280	$888,878	240	$24	$(72,658)	$816,244
Net proceeds from the sale of common shares	3,237	35,609	—	—	—	35,609
Stock options granted	—	57	—	—	—	57
Common shares redeemed	(1,755)	(19,284)	—	—	—	(19,284)
Net income	—	—	—	—	58,502	58,502
Cash distributions declared and paid to shareholders ($.90 per share)	—	—	—	—	(81,746)	(81,746)

Balance at December 31, 2008	91,762	905,260	240	24	(95,902)	809,382
Net proceeds from the sale of common shares	3,190	35,027	—	—	—	35,027
Stock options granted	—	91	—	—	—	91
Common shares redeemed	(3,480)	(38,176)	—	—	—	(38,176)
Net income	—	—	—	—	33,379	33,379
Cash distributions declared and paid to shareholders ($.90 per share)	—	—	—	—	(82,215)	(82,215)

Balance at December 31, 2009	91,472	902,202	240	24	(144,738)	757,488
Net proceeds from the sale of common shares	2,770	30,467	—	—	—	30,467
Stock options granted	—	115	—	—	—	115
Common shares redeemed	(2,768)	(30,382)	—	—	—	(30,382)
Net income	—	—	—	—	34,384	34,384
Cash distributions declared and paid to shareholders ($.79 per share)	—	—	—	—	(72,301)	(72,301)

Balance at December 31, 2010	91,474	$902,402	240	$24	$(182,655)	$719,771

See notes to consolidated financial statements.

APPLE REIT SIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2010	2009	2008
Cash flow from operating activities:
Net income	$34,384	$33,379	$58,502
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, including discontinued operations	31,199	30,938	30,918
Loss on hotels held for sale	3,567	—	—
Other non-cash expenses, net	1,119	560	(166)
Changes in operating assets and liabilities, net of amounts acquired/assumed:
Due from third party manager	396	1,473	1,051
Other assets	(90)	207	435
Other liabilities	381	(528)	(1,993)

Net cash provided by operating activities	70,956	66,029	88,747

Cash flow from investing activities:
Cash paid for acquisition of hotels	—	—	(18,159)
Acquisition of other assets	—	—	(325)
Capital improvements	(8,163)	(9,155)	(14,950)
Redemption of investment interest in non-hotel assets	—	3,240	—
Net increase in cash restricted for property improvements	127	(656)	(189)
Other investing activities, net	(469)	—	389

Net cash used in investing activities	(8,505)	(6,571)	(33,234)

Cash flow from financing activities:
Net proceeds from line of credit	13,612	25,940	—
Payment of financing costs	(143)	(178)	(225)
Repayment of secured notes payable	(3,704)	(791)	(22,193)
Net proceeds from issuance of Units	30,467	35,027	35,609
Redemptions of Units	(30,382)	(38,176)	(19,284)
Cash distributions paid to shareholders	(72,301)	(82,215)	(81,746)

Net cash used in financing activities	(62,451)	(60,393)	(87,839)

Decrease in cash and cash equivalents	—	(935)	(32,326)
Cash and cash equivalents, beginning of period	—	935	33,261

Cash and cash equivalents, end of period	$—	$—	$935

Supplemental information:
Interest paid	$3,795	$2,590	$3,044

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less. The fair market value of cash and cash equivalents approximates their carrying value. Balances may at times exceed federal depository insurance limits.

Restricted cash

Restricted cash includes reserves for debt service, real estate taxes, and insurance, as well as excess cash flow deposits and reserves for furniture, fixtures, and equipment replacements of up to 5% of property revenue for certain hotels, as required by certain management or mortgage debt agreement restrictions and provisions.

Investment in Hotels and Related Depreciation

The hotels are stated at cost, net of depreciation, and include real estate brokerage commissions paid to Apple Six Realty Group, Inc. (“A6RG”), a related party 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Repair and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements are capitalized. Depreciation is computed using the straight-line method over estimated useful lives of the assets, which are 39 years for buildings, ten years for major improvements and three to seven years for furniture and equipment.

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

The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties, based on historical and industry data, is less than the properties’ carrying amount. Indicators of impairment include a property with current or potential losses from operations, when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable. Impairment losses are measured as the difference between the asset’s fair value and its carrying value. In connection with the decision to sell its two hotels in Tempe, Arizona, the Company recorded an impairment charge of approximately $3.6 million which represented the difference between the net book value and the fair value less cost to sell.

Revenue Recognition

Revenue is recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services.

Comprehensive Income

The Company recorded no comprehensive income other than net income for the years ended December 31, 2010, 2009 and 2008.

Earnings Per Common Share

Basic earnings per common share are computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per common share are calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. There were no shares with a dilutive effect for the years ended December 31, 2010, 2009 and 2008. As a result, basic and dilutive outstanding shares were the same. Series B convertible preferred shares are not included in earnings per common share calculations until such time the Series B convertible preferred shares are converted to common shares.

Federal Income Taxes

The Company is operated as, and has elected to be taxed as, a REIT under Sections 856 to 860 of the Internal Revenue Code. Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the estimated useful lives used to compute depreciation. The characterization of 2010 distributions of $0.79 per common share for tax purposes was 75% ordinary income and 25% return of capital, 2009 distributions of $0.90 per common share for tax purposes was 62% ordinary income and 38% return of capital, and 2008 distributions of $0.90 per common share for tax purposes was 85% ordinary income and 15% return of capital (unaudited).

The Lessee, as a taxable REIT subsidiary of the Company, is subject to federal and state income taxes. The taxable REIT subsidiary incurred a loss for the years ended December 31, 2010, 2009 and 2008, and therefore did not have any federal tax expense. No operating loss benefit has been recorded in the Consolidated Balance Sheet since realization is uncertain. Total net operating loss carry forward for federal income tax purposes was approximately $49 million as of December, 31, 2010. The net operating losses expire beginning in 2024. There are no material differences between the book and tax cost basis of the Company’s assets.

As of December 31, 2010, the tax years that remain subject to examination by major tax jurisdictions generally include 2007 to 2010.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board issued a pronouncement (Accounting Standards Update No. 2009-17) which amends its guidance surrounding a company’s analysis to determine whether any of its variable interests constitute controlling financial interests in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. The new pronouncement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosure about an enterprise’s involvement with a variable interest entity. This pronouncement was adopted by the Company in the first quarter of 2010. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Note 2

Investment in Real Estate

As of December 31, 2010, the Company owned 68 hotels consisting of the following: fourteen Hilton Garden Inn hotels, ten Residence Inn hotels, ten Courtyard hotels, eight SpringHill Suites hotels, six Homewood Suites hotels, six TownePlace Suites hotels, five Fairfield Inn hotels, four Hampton Inn hotels, three Hampton Inn & Suites hotels and two Marriott hotels. The hotels are located in 18 states and, in aggregate, consist of 7,897 rooms. The two hotels in Tempe, Arizona are classified as held for sale.

Investment in real estate consisted of the following (in thousands):

	December 31, 2010	December 31, 2009
Land	$107,225	$109,621
Building and Improvements	743,475	753,460
Furniture, Fixtures and Equipment	67,309	63,508

	918,009	926,589
Less Accumulated Depreciation	(153,452)	(124,943)

Investment in Real Estate, net	$764,557	$801,646

The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Ft. Worth	Texas	SpringHill Suites	Marriott	5/28/04	145	$13,340
Myrtle Beach	South Carolina	Courtyard	Marriott	6/8/04	135	9,200
Redmond	Washington	Marriott	Marriott	7/7/04	262	64,000
Anchorage	Alaska	Hilton Garden Inn	Stonebridge	10/12/04	125	18,900
Anchorage	Alaska	Homewood Suites	Stonebridge	10/12/04	122	13,200
Arcadia	California	Hilton Garden Inn	Stonebridge	10/12/04	124	12,000
Arcadia	California	SpringHill Suites	Stonebridge	10/12/04	86	8,100
Glendale	Colorado	Hampton Inn & Suites	Stonebridge	10/12/04	133	14,700
Lakewood	Colorado	Hampton Inn	Stonebridge	10/12/04	170	10,600
Lake Forest	California	Hilton Garden Inn	Stonebridge	10/12/04	103	11,400
Phoenix	Arizona	Hampton Inn	Stonebridge	10/12/04	99	6,700
Anchorage	Alaska	Hampton Inn	Stonebridge	3/14/05	101	11,500
Bakersfield	California	Hilton Garden Inn	Hilton	3/18/05	120	11,500
Tallahassee	Florida	Hilton Garden Inn	Hilton	3/18/05	99	10,850
Lake Mary	Florida	Courtyard	LBA	3/18/05	86	6,000
Foothill Ranch	California	Hampton Inn	Stonebridge	4/21/05	84	7,400
Ft. Worth	Texas	Residence Inn	Western	5/6/05	149	17,000
Boulder	Colorado	Marriott	WLS	5/9/05	157	30,000
Ft. Worth	Texas	Homewood Suites	Hilton	5/24/05	137	9,097

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Nashville	Tennessee	Homewood Suites	Hilton	5/24/05	121	8,103
Albany	Georgia	Courtyard	LBA	6/24/05	84	8,597
Lakeland	Florida	Residence Inn	LBA	6/24/05	78	9,886
Huntsville	Alabama	Residence Inn	LBA	6/24/05	78	8,288
Dothan	Alabama	Hampton Inn & Suites	LBA	6/24/05	85	8,673
Columbus	Georgia	Residence Inn	LBA	6/24/05	78	7,888
Tempe*	Arizona	SpringHill Suites	Western	6/30/05	121	8,060
Tempe*	Arizona	TownePlace Suites	Western	6/30/05	119	8,128
Las Colinas	Texas	TownePlace Suites	Western	6/30/05	136	7,178
Arlington	Texas	TownePlace Suites	Western	6/30/05	95	7,148
Arlington	Texas	SpringHill Suites	Western	6/30/05	122	7,486
Wallingford	Connecticut	Homewood Suites	WLS	7/8/05	104	12,780
McAllen	Texas	Hilton Garden Inn	Western	7/19/05	104	9,000
Pensacola	Florida	Hampton Inn & Suites	LBA	7/21/05	85	9,279
Rocky Hill	Connecticut	Residence Inn	WLS	8/1/05	96	12,070
Dothan	Alabama	Courtyard	LBA	8/11/05	78	8,016
Somerset	New Jersey	Homewood Suites	WLS	8/17/05	123	17,750
Birmingham	Alabama	Fairfield Inn	LBA	8/25/05	63	2,176
Tuscaloosa	Alabama	Courtyard	LBA	8/25/05	78	7,551
Tuscaloosa	Alabama	Fairfield Inn	LBA	8/25/05	63	3,982
Pensacola	Florida	Courtyard	LBA	8/25/05	90	11,369
Pensacola	Florida	Fairfield Inn	LBA	8/25/05	63	4,858
Pittsburgh	Pennsylvania	Residence Inn	WLS	9/2/05	156	11,000
Laredo	Texas	Residence Inn	Western	9/12/05	109	11,445
Mt. Olive	New Jersey	Residence Inn	WLS	9/15/05	123	12,070
Saratoga Springs	New York	Hilton Garden Inn	WLS	9/29/05	112	17,750
Huntsville	Alabama	Fairfield Inn	LBA	9/30/05	79	4,954
Savannah	Georgia	SpringHill Suites	LBA	9/30/05	79	5,407
Montgomery	Alabama	SpringHill Suites	LBA	9/30/05	79	6,835
Valdosta	Georgia	Courtyard	LBA	10/3/05	84	8,284
Farmington	Connecticut	Courtyard	WLS	10/20/05	119	16,330
Orange Park	Florida	Fairfield Inn	LBA	11/8/05	83	7,221
Folsom	California	Hilton Garden Inn	Inn Ventures	11/30/05	100	18,028
Milpitas	California	Hilton Garden Inn	Inn Ventures	11/30/05	161	18,600
Roseville	California	Hilton Garden Inn	Inn Ventures	11/30/05	131	20,759
Renton	Washington	Hilton Garden Inn	Inn Ventures	11/30/05	150	16,096
Laredo	Texas	Homewood Suites	Western	11/30/05	106	10,500
Dallas	Texas	SpringHill Suites	Western	12/9/05	147	19,500
Hillsboro	Oregon	TownePlace Suites	Inn Ventures	12/19/05	136	11,500
Kent	Washington	TownePlace Suites	Inn Ventures	12/19/05	152	12,000
Mukilteo	Washington	TownePlace Suites	Inn Ventures	12/19/05	128	12,000
Portland	Oregon	Residence Inn	Inn Ventures	12/19/05	258	42,000
Fredericksburg	Virginia	Hilton Garden Inn	Hilton	12/20/05	148	16,600
San Francisco	California	Hilton Garden Inn	Inn Ventures	1/30/06	169	12,266
Clearwater	Florida	SpringHill Suites	LBA	2/17/06	79	6,923
Hillsboro	Oregon	Residence Inn	Inn Ventures	3/9/06	122	15,500
Hillsboro	Oregon	Courtyard	Inn Ventures	3/9/06	155	11,000
Panama City	Florida	Courtyard	LBA	4/26/06	84	9,245
Roanoke Rapids	North Carolina	Hilton Garden Inn	Newport	3/10/08	147	17,764

Total					7,897	$845,330

*	Hotels are classified as held for sale.

No goodwill or intangible assets were recorded in connection with any of the acquisitions.

Note 3

Other Assets

Until January 2009, the Company, through a jointly-owned subsidiary, Apple Air Holding, LLC (“Apple Air”), owned two Lear 40 jets used primarily for renovation and asset management purposes. The total purchase price for the aircraft, purchased in January 2006 and December 2007, was approximately $16.0 million. Apple Air was jointly owned by the Company and Apple REIT Seven, Inc. (“Apple Seven”). Apple Seven’s ownership interest was accounted for as a minority interest and was included in other liabilities in the Company’s Consolidated Balance Sheets with a balance of $6.6 million at December 31, 2008. The aircraft were also leased to affiliates of the Company at market rates. In 2008, revenues from affiliates totaling $1.5 million were included in reimbursed expenses on the Company’s Consolidated Statement of Operations. The aircraft were depreciated on a straight-line basis over a useful life of ten years. For the year ended December 31, 2008, the Company recorded depreciation expense in the amount of approximately $1.6 million on the two aircraft.

In January 2009, the Company’s ownership interest in Apple Air was reduced from 50% to 26% through the redemption of a 24% ownership interest by Apple Air. The Company received approximately $3.2 million for the ownership interest redeemed. No gain or loss from the redemption was recognized by the Company. Due to the reduction in ownership the Company deconsolidated Apple Air and now records its ownership interest of approximately $1.8 and $2.4 million at December 31, 2010 and 2009 in “Other assets, net” in the Company’s Consolidated Balance Sheets. The Company records its share of income or loss of Apple Air under the equity method of accounting, adjusting its investment accordingly. The total expense incurred by the Company in 2010 and 2009 related to its ownership interest in Apple Air was approximately $0.9 and $0.5 million, which is included in “General and administrative” expense in the Company’s Consolidated Statements of Operations. The expense related primarily to the depreciation of the aircraft and the reduction in basis of the aircraft due to the planned trade in for one new airplane in 2011. The other members of Apple Air are Apple Seven, Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

Note 4

Notes Payable and Credit Agreements

In March 2008, the Company entered into a $20 million unsecured line of credit with a commercial bank. The applicable interest rate was equal to LIBOR (the London Interbank Offered Rate) plus 2%. In August 2009 and June 2010, the Company modified the agreement, increasing its capacity to $60 million. The principal must be paid by the maturity date of June 10, 2011, may be prepaid without penalty, and may be extended by the Company to June 2012. Under the modified agreement, the new applicable interest rate is equal to LIBOR plus 3.5%, with a minimum interest rate of 5.0%. The effective rate was 5.0% at December 31, 2010. The line of credit also has an unused fee at an annual rate of 0.5%. Interest is paid monthly. At December 31, 2010 and 2009, the credit line had an outstanding principal balance of $39.6 and $25.9 million.

The Company also assumed approximately $54.1 million of debt secured by a first mortgage on 14 of its properties. The Company paid and extinguished seven of these mortgages in 2008 and one in 2010. The following table summarizes the hotel, interest rate, maturity date and the principal amount assumed associated with each of the outstanding mortgages. All dollar amounts are in thousands.

Location	Brand	Rate	Maturity Date		Principal Assumed	Outstanding balance as of Dec. 31, 2010	Outstanding balance as of Dec. 31, 2009
Glendale, CO	Hampton Inn & Suites	6.93%	1/01/13		$6,603	$5,216	$5,483
Foothill Ranch, CA	Hampton Inn	8.06%	8/01/11		4,502	3,984	4,094
Huntsville, AL	Fairfield Inn	6.80%	1/11/13		3,028	2,685	2,760
Savannah, GA	SpringHill Suites	6.80%	1/11/13		3,066	2,719	2,795
Montgomery, AL	SpringHill Suites	6.80%	1/11/13		3,785	3,357	3,451
Orange Park, FL	Fairfield Inn	8.52%		(1)	3,193	—	2,933
Hillsboro, OR	Courtyard	6.40%	12/11/14		6,663	6,036	6,185

Total					$30,840	$23,997	$27,701

(1)	Note was extinguished in August 2010.

The aggregate amounts of principal payable under the Company’s promissory notes, for the five years subsequent to December 31, 2010 are as follows (in thousands):

Total
2011	$44,243
2012	756
2013	13,022
2014	5,528
2015	—

63,549
Fair Value Adjustment of Assumed Debt	187

Total	$63,736

Fair value adjustments were recorded in connection with the assumption of the above market rate debt in connection with the hotel acquisitions. These premiums are amortized into interest expense over the remaining term of the related indebtedness using the effective interest rate method. The effective rates range from 5.85% to 6.11%. The total adjustment was $2.3 million and the unamortized balances at December 31, 2010 and 2009 were $0.2 million and $0.4 million, respectively.

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of the debt obligation with similar credit policies. Market rates take into consideration general market conditions and maturity. As of December 31, 2010, the carrying value and estimated fair value of the Company’s debt was $63.7 million and $64.4 million. As of December 31, 2009, the carrying value and estimated fair value of the Company’s debt was $54.0 million and $55.5 million.

The Company’s “Interest expense, net” in its Consolidated Statements of Operations is net of capitalized interest of $0.1, $0.3 and $0.4 million for the years ended December 31, 2010, 2009 and 2008. The interest was capitalized in conjunction with hotel renovations.

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

(2)

the termination or expiration without renewal of the advisory agreement with Apple Six Advisors, Inc. (“A6A”), or if the Company ceases to use A6RG to provide property acquisition and disposition services; or

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

Expense related to the issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. If a conversion event had occurred at December 31, 2010, expense could have ranged from $0 to $63.8 million (assumes $11 per Unit fair market value), which represents approximately 5.8 million shares of common stock.

In July 2005, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually paid for the Unit; or (2) $11.00 per Unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As of December 31, 2010, the Company has redeemed 13.9 million Units in the amount of $152.2 million under the program, including 2.8 million Units for $30.4 million redeemed in 2010 and 3.5 million Units in the amount of $38.2 million redeemed in 2009.

In February 2006, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. As of December 31, 2010, approximately 14.2 million Units, representing $156.5 million in proceeds to the Company, have been issued under the plan, including 2.8 million Units representing $30.5 million issued in 2010 and 3.2 million Units representing $35.1 million issued in 2009.

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

The Company’s annual distribution rate as of December 31, 2010 was $0.77 per common share, payable monthly. For the years ended December 31, 2010, 2009 and 2008, the company has made distributions of $0.79, $0.90 and $0.90 per common share for a total of $72.3, $82.2 and $81.7 million.

Note 6

Stock Incentive Plans

On January 20, 2004, the Board of Directors approved a Non-Employee Directors Stock Option Plan (the “Directors Plan”) whereby directors, who are not employees of the Company or affiliates, automatically receive the option to purchase Units. Under the Directors Plan, the number of Units authorized for issuance is equal to 45,000 plus 1.8% of the number of Units sold in excess of the minimum offering of 4,761,905 Units. This plan currently relates to the initial public offering of 91,125,541 Units. Therefore, the maximum number of Units authorized under the Directors Plan is currently 1,599,545 based on the number of shares issued as of December 31, 2010.

On January 20, 2004, the Board of Directors approved an Incentive Stock Option Plan (the “Incentive Plan”) whereby incentive awards may be granted to certain personnel of the Company or affiliates. Under the Incentive Plan, the number of Units authorized for issuance is equal to 35,000 plus 4.625% of the number of Units sold in the initial offering in excess of 4,761,905. This plan also currently relates to the initial public offering of 91,125,541 Units. Therefore, the maximum number of Units that can be issued under the Incentive Plan is currently 4,029,318 based on the number of shares issued as of December 31, 2010.

Both plans generally provide, among other things, that options be granted at exercise prices not lower than the market value of the Units on the date of grant. The options expire 10 years from the date of the grant. During 2010, 2009 and 2008, the Company granted options to purchase 73,032, 72,828 and 72,548 Units, respectively, under the Directors Plan. All of the options issued vested at the date of issuance, and have an exercise price of $11 per Unit. The Company has granted no options under the Incentive Plan. Activity in the Company’s share option plan during 2010, 2009 and 2008 is summarized in the following table:

	2010	2009	2008
Outstanding, beginning of year:	361,188	288,360	215,812
Granted	73,032	72,828	72,548
Exercised	—	—	—
Expired or canceled	—	—	—

Outstanding, end of year:	434,220	361,188	288,360

Exercisable, end of year:	434,220	361,188	288,360

The weighted-average exercise price:	$11.00	$11.00	$11.00

The Company recorded $115, $91 and $57 thousand of share-based expense for the 73 thousand options issued in each of the years ended December 31, 2010, 2009 and 2008.

Note 7

Management and Franchise Agreements

Each of the 66 hotels included in the Company’s continuing operations are operated and managed, under separate management agreements, by affiliates of one of the following companies (indicates the number of hotels managed): Marriott International, Inc. (“Marriott”) (3), Stonebridge Realty Advisors, Inc. (“Stonebridge”) (10), Hilton Worldwide (“Hilton”) (5), Western International (“Western”) (8), Larry Blumberg & Associates (“LBA”) (20), White Lodging Services Corporation (“WLS”) (8), Inn Ventures, Inc. (“Inn Ventures”) (11) or Newport Hospitality Group, Inc. (“Newport”) (1). The agreements have remaining terms ranging from 1 to 24 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. During the years ended December 31, 2010, 2009 and 2008, the Company incurred approximately $7.0, $6.6 and $9.6 million in management fees for continuing operations.

Stonebridge, Western, LBA, WLS, Inn Ventures and Newport are not affiliated with either Marriott or Hilton, and as a result, the hotels managed by these companies were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for an initial term of 13 to 20 years. Fees associated with the Hilton agreements generally include the payment of royalty fees and program fees based on room revenues. The Marriott franchise agreements provide for an initial term of 15 to 20 years. Fees associated with the Marriott agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. During the years ended December 31, 2010, 2009 and 2008, the Company incurred approximately $9.3, $8.8 and $10.3 million in franchise fees for continuing operations.

Note 8

Related Parties

The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to these contracts, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section and no new significant related party transactions during 2010. The Board of Directors is not required to approve each individual transaction that falls under a related party relationship, however under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The Company has a contract with Apple Six Realty Group (“A6RG”), a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, A6RG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions plus reimbursement of certain costs. As of December 31, 2010, payments to A6RG for services under the terms of this contract have totaled $16.9 million since inception which were capitalized as a part of the purchase price of the hotels. No fees were incurred under this contract during 2010 and 2009.

The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“A6A”), pursuant to which A6A provides management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. During the years ended December 31, 2010, 2009 and 2008, the Company incurred $1.5, $1.5 and $2.5 million in fees under this agreement.

Through its wholly-owned subsidiary, Apple Fund Management, LLC, the Company provides support services to A6RG, Apple Suites Realty Group, Inc. (“ASRG”), A6A, Apple Seven Advisors, Inc. (“A7A”), Apple REIT Seven, Inc., Apple Eight Advisors, Inc. (“A8A”), Apple REIT Eight, Inc., Apple Nine Advisors, Inc. (“A9A”), Apple REIT Nine, Inc., Apple Ten Advisors, Inc. (“A10A”) and Apple REIT Ten, Inc. A7A provides day to day advisory and administrative functions for Apple REIT Seven, Inc. A8A provides day to day advisory and administrative functions for Apple REIT Eight, Inc. A9A provides day to day advisory and administrative functions for Apple REIT Nine, Inc. A10A provides day to day advisory and administrative functions for Apple REIT Ten, Inc. ASRG provides real estate brokerage services to Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. Each of these companies has agreed to reimburse the Company for its costs in providing these services. A6RG, ASRG, A6A, A7A, A8A, A9A and A10A are 100% owned by Glade Knight, the Company’s Chairman and Chief Executive Officer. For the years ended December 31, 2010, 2009 and 2008, the Company received reimbursement of its costs totaling $6.1, $5.9 and $4.6 million from the participating entities. The Company’s net allocated cost for these support services was approximately $1.7 million, $1.9 million and $1.8 million for the years ended December 31, 2010, 2009 and 2008. As part of this arrangement, the day to day transactions may result in amounts due to or from the related parties. To effectively manage cash disbursements, the individual companies may make payments for any or all of the related companies. The amounts due to or from the related companies are reimbursed or collected and are not significant in amount.

Although there is a potential conflict on time allocation of personnel due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement allows the companies to share costs yet attract and retain superior executives and staff. The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements. Amounts reimbursed to the Company include both compensation for personnel and “overhead” (office rent, utilities, benefits, office supplies, etc.) utilized by the companies. The allocation of costs is made by the management of the several REITs and is reviewed at least annually by the Compensation Committees of the several REITs. In making the allocation, management and the Compensation Committee consider all relevant facts related to the Company’s level of business activity and the extent to which the Company requires the services of particular personnel. The costs allocated are actual costs and do not include any profit/markup for the Company. Such payments are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to each company.

Including A6RG, ASRG, A6A, A7A, A8A, A9A and A10A discussed above, Mr. Knight is also Chairman and CEO of Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. (a newly formed REIT). Members of the Company’s Board of Directors are also on the boards of Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

Note 9

Commitments

The Company has ground leases related to five of its hotels with remaining terms ranging from 6 to 17 years. Each of the leases has the option for the Company to extend the lease. The aggregate amounts of minimum lease payments under these agreements for the five years subsequent to December 31, 2010 and thereafter are as follows (in thousands):

Total
2011	$326
2012	326
2013	334
2014	334
2015	334
Thereafter	1,966

Total	$3,620

Note 10

Discontinued Operations

Based on the performance, location and capital requirements of the Tempe, Arizona TownePlace Suites and SpringHill Suites, the Company committed to sell these two properties in the third quarter of 2010. These hotels have been classified in the Consolidated Balance Sheets as “Hotels held for sale” as of December 31, 2010, and are recorded at fair value less cost to sell. The net book value of the properties included in “Investment in real estate, net” at December 31, 2009 was approximately $14.7 million. The results of operations for these properties are classified in the Consolidated Statements of Operations in the line item “Income (loss) from discontinued operations”. The results for the year ended December 31, 2010 include a loss on the anticipated sale of $3.6 million representing the difference between the net book value of the hotels and the anticipated sale proceeds less cost to sell or fair value. The estimated fair value is based on a third party contract for the properties which is considered a Level 2 measurement under the FASB’s standard on Fair Value Measurements and Disclosures.

The following table sets forth the components of income (loss) from discontinued operations for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Total revenue	$3,696	$3,366	$5,389
Hotel operating expenses	2,573	2,564	3,081
Taxes, insurance and other	320	294	374
Depreciation expense	393	521	507
Loss on sale of hotels	3,567	—	—

Income (loss) from discontinued operations	$(3,157)	$(13)	$1,427

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

Note 12

Quarterly Financial Data (unaudited)

The following is a summary of quarterly results of operations for the period ended December 31, 2010:

(in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$52,063	$59,980	$63,187	$52,083
Income from continuing operations	$7,268	$11,801	$13,526	$4,946
Income (loss) from discontinued operations	$389	$(7)	$(3,289)	$(250)
Net income	$7,657	$11,794	$10,237	$4,696
Basic and diluted net income per common share	$0.08	$0.13	$0.11	$0.05
Distributions declared and paid per common share	$0.215	$0.193	$0.193	$0.193

The following is a summary of quarterly results of operations for the period ended December 31, 2009:

(in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$51,524	$56,192	$58,821	$49,786
Income from continuing operations	$7,395	$9,862	$11,294	$4,841
Income (loss) from discontinued operations	$367	$(127)	$(270)	$17
Net income	$7,762	$9,735	$11,024	$4,858
Basic and diluted net income per common share	$0.09	$0.11	$0.12	$0.05
Distributions declared and paid per common share	$0.226	$0.226	$0.226	$0.226

Note 13

Subsequent Events

In January 2011, the Company declared and paid $5.9 million or $0.064 per common share, in a distribution to its common shareholders, of which $2.4 million or 221,014 Units were reinvested under the Company’s Dividend Reinvestment Plan.

In January 2011, the Company redeemed 606,064 Units in the amount of $6.7 million under its Unit Redemption Program.

In February 2011, the Company declared and paid $5.8 million or $0.064 per common share, in a distribution to its common shareholders, of which $2.5 million or 223,056 Units were reinvested under the Company’s Dividend Reinvestment Plan.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be set forth in the Company’s 2011 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 10, the 2011 Proxy Statement is incorporated herein by this reference.

Item 11. Executive Compensation

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be set forth in the Company’s 2011 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2011 Proxy Statement is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Items 201(d) and 403 of Regulation S-K will be set forth in the Company’s 2011 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2011 Proxy Statement is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K will be set forth in the Company’s 2011 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2011 Proxy Statement is incorporated herein by this reference.

Item 14. Principal Accounting Fees and Services

This information required by Item 9(e) of Schedule 14A will be set forth in the Company’s 2011 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2011 Proxy Statement is incorporated herein by this reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements of Apple REIT Six, Inc.

Report of Management on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting—Ernst & Young LLP

Report of Independent Registered Public Accounting Firm—Ernst & Young LLP

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

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

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2010
(dollars in thousands)

City	State	Brand	Encumbrances	Initial Cost		Subsequently Capitalized	Total Gross Cost(1)	Acc Deprec	Date of Construction	Date Acquired	Depreciable Life	# of Rooms
						Bldg Imp. & FF&E
				Land	Bldg./FF&E
Birmingham	Alabama	Fairfield Inn	$—	$354	$2,057	$150	$2,561	$(408)	1995	Aug-05	3 - 39 yrs.	63
Dothan	Alabama	Courtyard	—	1,270	7,142	1,338	9,750	(1,530)	1996	Aug-05	3 - 39 yrs.	78
Dothan	Alabama	Hampton Inn & Suites	—	842	8,129	77	9,048	(1,559)	2004	Jun-05	3 - 39 yrs.	85
Huntsville	Alabama	Fairfield Inn	2,685	506	4,813	269	5,588	(783)	1999	Sep-05	3 - 39 yrs.	79
Huntsville	Alabama	Residence Inn	—	947	7,632	1,541	10,120	(1,684)	2002	Jun-05	3 - 39 yrs.	78
Montgomery	Alabama	SpringHill Suites	3,357	963	6,327	244	7,534	(1,015)	1998	Sep-05	3 - 39 yrs.	79
Tuscaloosa	Alabama	Courtyard	—	—	7,953	1,009	8,962	(1,504)	1996	Aug-05	3 - 39 yrs.	78
Tuscaloosa	Alabama	Fairfield Inn	—	—	4,240	168	4,408	(722)	1996	Aug-05	3 - 39 yrs.	63
Anchorage	Alaska	Hampton Inn	—	1,220	10,501	2,138	13,859	(2,873)	1997	Mar-05	3 - 39 yrs.	101
Anchorage	Alaska	Hilton Garden Inn	—	4,230	14,788	1,889	20,907	(3,324)	2002	Oct-04	3 - 39 yrs.	125
Anchorage	Alaska	Homewood Suites	—	1,803	11,046	248	13,097	(2,443)	2004	Oct-04	3 - 39 yrs.	122
Phoenix	Arizona	Hampton Inn	—	1,425	5,205	914	7,544	(1,511)	1998	Oct-04	3 - 39 yrs.	99
Arcadia	California	Hilton Garden Inn	—	1,718	10,195	2,374	14,287	(2,959)	1999	Oct-04	3 - 39 yrs.	124
Arcadia	California	SpringHill Suites	—	1,633	6,459	895	8,987	(1,739)	1999	Oct-04	3 - 39 yrs.	86
Bakersfield	California	Hilton Garden Inn	—	1,166	10,565	214	11,945	(2,244)	2004	Mar-05	3 - 39 yrs.	120
Folsom	California	Hilton Garden Inn	—	1,521	16,989	1,220	19,730	(3,164)	1999	Nov-05	3 - 39 yrs.	100
Foothill Ranch	California	Hampton Inn	3,984	1,056	6,499	1,003	8,558	(1,623)	1998	Apr-05	3 - 39 yrs.	84
Lake Forest	California	Hilton Garden Inn	—	1,541	9,425	236	11,202	(2,136)	2004	Oct-04	3 - 39 yrs.	103
Milpitas	California	Hilton Garden Inn	—	2,565	16,534	2,020	21,119	(3,626)	1999	Nov-05	3 - 39 yrs.	161
Roseville	California	Hilton Garden Inn	—	2,362	18,937	1,680	22,979	(3,713)	1999	Nov-05	3 - 39 yrs.	131
San Francisco	California	Hilton Garden Inn	—	2,007	9,545	2,116	13,668	(2,762)	1999	Jan-06	3 - 39 yrs.	169
Boulder	Colorado	Marriott	—	3,066	27,825	2,177	33,068	(5,812)	1997	May-05	3 - 39 yrs.	157
Glendale	Colorado	Hampton Inn & Suites	5,216	3,641	11,221	1,301	16,163	(2,794)	1999	Oct-04	3 - 39 yrs.	133
Lakewood	Colorado	Hampton Inn	—	2,508	8,090	793	11,391	(2,003)	2003	Oct-04	3 - 39 yrs.	170
Farmington	Connecticut	Courtyard	—	1,794	15,434	28	17,256	(2,546)	2005	Oct-05	3 - 39 yrs.	119
Rocky Hill	Connecticut	Residence Inn	—	1,472	11,284	18	12,774	(1,942)	2005	Aug-05	3 - 39 yrs.	96
Wallingford	Connecticut	Homewood Suites	—	1,419	12,072	190	13,681	(2,178)	2005	Jul-05	3 - 39 yrs.	104
Clearwater	Florida	SpringHill Suites	—	—	7,214	6	7,220	(1,212)	2006	Feb-06	3 - 39 yrs.	79
Lake Mary	Florida	Courtyard	—	690	5,568	2,166	8,424	(1,686)	1995	Mar-05	3 - 39 yrs.	86
Lakeland	Florida	Residence Inn	—	1,520	8,699	1,310	11,529	(1,942)	2001	Jun-05	3 - 39 yrs.	78
Orange Park	Florida	Fairfield Inn	—	855	6,979	211	8,045	(1,055)	1998	Nov-05	3 - 39 yrs.	83
Panama City	Florida	Courtyard	—	1,407	8,217	56	9,680	(1,373)	2006	Mar-06	3 - 39 yrs.	84
Pensacola	Florida	Courtyard	—	1,186	10,728	1,047	12,961	(1,794)	1997	Aug-05	3 - 39 yrs.	90
Pensacola	Florida	Fairfield Inn	—	470	4,703	229	5,402	(783)	1995	Aug-05	3 - 39 yrs.	63
Pensacola	Florida	Hampton Inn & Suites	—	1,248	8,354	37	9,639	(1,604)	2005	Jul-05	3 - 39 yrs.	85
Tallahassee	Florida	Hilton Garden Inn	—	1,103	10,130	1,019	12,252	(2,090)	1997	Mar-05	3 - 39 yrs.	99
Albany	Georgia	Courtyard	—	1,253	7,658	146	9,057	(1,475)	2004	Jun-05	3 - 39 yrs.	84
Columbus	Georgia	Residence Inn	—	—	8,184	198	8,382	(1,480)	2003	Jun-05	3 - 39 yrs.	78
Savannah	Georgia	SpringHill Suites	2,719	693	5,099	256	6,048	(827)	1999	Sep-05	3 - 39 yrs.	79
Valdosta	Georgia	Courtyard	—	1,036	7,529	1,204	9,769	(1,473)	2002	Oct-05	3 - 39 yrs.	84
Mt. Olive	New Jersey	Residence Inn	—	1,410	11,331	141	12,882	(2,033)	2005	Sep-05	3 - 39 yrs.	123
Somerset	New Jersey	Homewood Suites	—	1,813	16,801	203	18,817	(2,873)	2005	Aug-05	3 - 39 yrs.	123
Saratoga Springs	New York	Hilton Garden Inn	—	2,399	15,885	1,574	19,858	(2,913)	1999	Sep-05	3 - 39 yrs.	112
Roanoke Rapids	North Carolina	Hilton Garden Inn	—	2,458	15,713	6	18,177	(1,593)	2008	Mar-08	3 - 39 yrs.	147
Hillsboro	Oregon	Courtyard	6,036	1,879	9,484	2,365	13,728	(1,723)	1996	Mar-06	3 - 39 yrs.	155
Hillsboro	Oregon	Residence Inn	—	2,665	13,295	429	16,389	(2,236)	1994	Mar-06	3 - 39 yrs.	122
Hillsboro	Oregon	TownePlace Suites	—	2,150	9,715	1,242	13,107	(2,125)	1999	Dec-05	3 - 39 yrs.	136
Portland	Oregon	Residence Inn	—	4,400	38,687	3,262	46,349	(7,097)	2001	Dec-05	3 - 39 yrs.	258
Pittsburgh	Pennsylvania	Residence Inn	—	1,161	10,267	1,710	13,138	(2,458)	1998	Sep-05	3 - 39 yrs.	156
Myrtle Beach	South Carolina	Courtyard	—	1,857	7,631	1,280	10,768	(2,249)	1999	Jun-04	3 - 39 yrs.	135
Nashville	Tennessee	Homewood Suites	—	1,170	7,177	687	9,034	(1,685)	1999	May-05	3 - 39 yrs.	121
Arlington	Texas	SpringHill Suites	—	1,122	6,649	484	8,255	(1,329)	1998	Jun-05	3 - 39 yrs.	122
Arlington	Texas	TownePlace Suites	—	1,033	6,373	183	7,589	(1,236)	1999	Jun-05	3 - 39 yrs.	95
Dallas	Texas	SpringHill Suites	—	1,372	18,737	623	20,732	(3,338)	1997	Dec-05	3 - 39 yrs.	147
Fort Worth	Texas	Homewood Suites	—	1,152	8,210	2,206	11,568	(2,310)	1999	May-05	3 - 39 yrs.	137
Fort Worth	Texas	Residence Inn	—	1,873	15,586	35	17,494	(2,877)	2005	May-05	3 - 39 yrs.	149
Ft. Worth	Texas	SpringHill Suites	—	2,125	11,619	66	13,810	(2,517)	2004	May-04	3 - 39 yrs.	145
Laredo	Texas	Homewood Suites	—	1,118	9,781	64	10,963	(1,755)	2005	Nov-05	3 - 39 yrs.	106
Laredo	Texas	Residence Inn	—	902	10,969	38	11,909	(1,971)	2005	Sep-05	3 - 39 yrs.	109
Las Colinas	Texas	TownePlace Suites	—	1,205	6,256	167	7,628	(1,341)	1998	Jun-05	3 - 39 yrs.	136
McAllen	Texas	Hilton Garden Inn	—	1,178	8,143	1,620	10,941	(1,935)	2000	Jul-05	3 - 39 yrs.	104

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)
As of December 31, 2010
(dollars in thousands)

City	State	Brand	Encumbrances	Initial Cost		Subsequently Capitalized	Total Gross Cost(1)	Acc Deprec	Date of Construction	Date Acquired	Depreciable Life	# of Rooms
						Bldg Imp. & FF&E
				Land	Bldg./FF&E
Fredericksburg	Virginia	Hilton Garden Inn	$—	$1,822	$15,362	$163	$17,347	$(2,668)	2005	Dec-05	3 - 39 yrs.	148
Richmond	Virginia	Corporate Office	—	381	1,038	3,831	5,250	(2,012)	1893	Jun-04	3 - 39 yrs.	N/A
Kent	Washington	TownePlace Suites	—	1,841	10,721	1,487	14,049	(2,383)	1999	Dec-05	3 - 39 yrs.	152
Mukilteo	Washington	TownePlace Suites	—	1,505	11,055	1,339	13,899	(2,273)	1999	Dec-05	3 - 39 yrs.	128
Redmond	Washington	Marriott	—	9,504	56,168	1,584	67,256	(11,754)	2004	Jul-04	3 - 39 yrs.	262
Renton	Washington	Hilton Garden Inn	—	1,277	14,674	2,063	18,014	(3,377)	1998	Nov-05	3 - 39 yrs.	150
Deposits on Construction in Progress			—	—	—	464	464	—

			$23,997	$107,262	$747,296	$63,451	$918,009	$(153,452)				7,657

	2010	2009	2008		2010	2009	2008
Real estate owned:				Accumulated depreciation:
Balance as of January 1	$926,589	$917,468	$885,160	Balance as of January 1	$124,943	$94,005	$64,692
Acquisition	—	—	18,171	Depreciation expense	31,199	30,938	29,313
Improvements	8,426	9,121	14,137	Disposals	—	—	—
Discontinued Operations(2)	(17,006)	—	—	Discontinued Operations(2)	(2,690)	—	—

Balance at December 31	$918,009	$926,589	$917,468	Balance at December 31	$153,452	$124,943	$94,005

(1)	The cost basis for Federal Income Tax purposes approximates the basis used in this schedule.

(2)	The Company has two hotels in Tempe, Arizona that are held for sale.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE REIT SIX, INC.

By:	/S/ GLADE M. KNIGHT Glade M. Knight, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	Date: March 8, 2011
By:	/S/ BRYAN PEERY Bryan Peery, Chief Financial Officer (Principal Financial and Principal Accounting Officer)	Date: March 8, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/S/ GLADE M. KNIGHT Glade M. Knight, Director	Date: March 8, 2011
By:	/S/ LISA B. KERN Lisa B. Kern, Director	Date: March 8, 2011
By:	/S/ BRUCE H. MATSON Bruce H. Matson, Director	Date: March 8, 2011
By:	/S/ MICHAEL S. WATERS Michael S. Waters, Director	Date: March 8, 2011
By:	/S/ ROBERT M. WILY Robert M. Wily, Director	Date: March 8, 2011

EXHIBIT INDEX

Exhibit Number	Description
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