Form 10-Q
period 2011-03-31
APPLE REIT SIX INC
filed 2011-05-06
CIK 1277151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

Commission File Number 000-51270

APPLE REIT SIX, INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	20-0620523
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

814 EAST MAIN STREET
RICHMOND, VIRGINIA	23219
(Address of principal executive offices)	(Zip Code)

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

Number of registrant’s common shares outstanding as of May 1, 2011: 91,075,557

APPLE REIT SIX, INC.
FORM 10-Q
INDEX

          This Form 10-Q includes references to certain trademarks or service marks. The SpringHill Suites® by Marriott, TownePlace Suites® by Marriott, Fairfield Inn® by Marriott, Courtyard® by Marriott, Residence Inn® by Marriott and Marriott Suites® trademarks are the property of Marriott International, Inc. or one of its affiliates. The Homewood Suites® by Hilton, Hilton Garden Inn®, Hampton Inn® and Hampton Inn & Suites® trademarks are the property of Hilton Worldwide or one or more of its affiliates. For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above referenced terms are used.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Apple REIT Six, Inc.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)

	March 31, 2011	December 31, 2010

ASSETS
Investment in real estate, net of accumulated depreciation of $161,309 and $153,452, respectively	$760,130	$764,557
Hotels held for sale	10,755	10,755
Restricted cash-furniture, fixtures and other escrows	4,491	4,344
Due from third party manager, net	10,891	5,935
Other assets, net	3,093	2,622

TOTAL ASSETS	$789,360	$788,213

LIABILITIES
Credit facility	$48,807	$39,551
Mortgage debt	23,913	24,185
Accounts payable and accrued expenses	4,299	4,706

TOTAL LIABILITIES	77,019	68,442

SHAREHOLDERS’ EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	—	—
Series A preferred stock, no par value, authorized 200,000,000 shares; issued and outstanding 91,535,353 and 91,473,791 shares, respectively	—	—
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 and 240,000 shares, respectively	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 91,535,353 and 91,473,791 shares, respectively	903,090	902,402
Distributions greater than net income	(190,773)	(182,655)

TOTAL SHAREHOLDERS’ EQUITY	712,341	719,771

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$789,360	$788,213

See notes to consolidated financial statements.

Apple REIT Six, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three months ended March 31, 2011	Three months ended March 31, 2010

Revenues:
Room revenue	$50,769	$46,966
Other revenue	3,758	3,465
Reimbursed expenses	1,824	1,632

Total revenue	56,351	52,063

Expenses:
Operating expense	14,368	13,398
Hotel administrative expense	4,699	4,378
Sales and marketing	4,417	4,066
Utilities	2,371	2,358
Repair and maintenance	2,622	2,539
Franchise fees	2,286	2,106
Management fees	1,824	1,580
Taxes, insurance and other	3,008	3,161
General and administrative	1,245	1,037
Reimbursed expenses	1,824	1,632
Depreciation expense	7,857	7,631

Total expenses	46,521	43,886

Operating income	9,830	8,177

Interest expense, net	(889)	(909)

Income from continuing operations	8,941	7,268

Income from discontinued operations	515	389

Net income	$9,456	$7,657

Basic and diluted net income per common share
From continuing operations	$0.10	$0.08
From discontinued operations	—	—

	$0.10	$0.08

Weighted average common shares outstanding - basic and diluted	91,356	91,363

See notes to consolidated financial statements.

Apple REIT Six, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three months ended March 31, 2011	Three months ended March 31, 2010

Cash flow from operating activities:
Net income	$9,456	$7,657
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, including discontinued operations	7,857	7,762
Other non-cash expenses, net	74	132
Changes in operating assets and liabilities, net of amounts acquired/assumed:
Increase in funds due from third party managers	(4,956)	(4,053)
Increase in other assets	(682)	(947)
Increase (decrease) in accounts payable and accrued expenses	(307)	297

Net cash provided by operating activities	11,442	10,848

Cash flow used in investing activities:
Capital improvements	(3,530)	(1,626)
Net increase in cash restricted for property improvements	(76)	(241)

Net cash used in investing activities	(3,606)	(1,867)

Cash flow used in financing activities:
Net proceeds from credit facility	9,256	9,505
Payment of mortgage notes	(206)	(204)
Net proceeds from issuance of Units	7,343	8,344
Redemptions of Units	(6,655)	(7,039)
Cash distributions paid to shareholders	(17,574)	(19,587)

Net cash used in financing activities	(7,836)	(8,981)

Net change in cash and cash equivalents	—	—

Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	$—	$—

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements included in its 2010 Annual Report on Form 10-K. Operating results for the period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the period ending December 31, 2011.

2. General Information and Summary of Significant Accounting Policies

Organization

          Apple REIT Six, Inc. (the “Company”) is a Virginia corporation formed to invest in hotels and other selected real estate in select metropolitan areas in the United States. The Company has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. Initial capitalization occurred on January 20, 2004 and operations began on May 28, 2004 when the Company acquired its first hotel. The Company concluded its best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) in March 2006. The Company has no foreign operations or assets and its operating structure includes only one segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

Earnings per Common Share

          Basic earnings per common share are computed based upon the weighted average number of shares outstanding during the period. Diluted earnings per share are calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. There were no potential common shares with a dilutive effect during the three months ended March 31, 2011 or 2010. As a result, basic and dilutive outstanding shares were the same. Series B convertible preferred shares are not included in earnings per common share calculations until such time as the Series B convertible preferred shares are eligible to be converted to common shares.

Use of Estimates

          The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

3. Notes Payable

          The Company has a $60 million unsecured credit facility with a commercial bank, that is utilized for working capital, hotel renovations, and other general corporate funding purposes, including the payment of redemptions and distributions. The outstanding principal is required to be paid by the maturity date of June 10, 2011, may be prepaid without penalty and may be extended at the option of the Company to June 2012. Interest payments are due monthly and the applicable interest rate is equal to LIBOR (the London Interbank Offered Rate) plus 3.5%, with a minimum interest rate of 5.0%. The credit facility also has an unused fee of 0.5%. At March 31, 2011 and December 31, 2010, the credit facility had an outstanding principal balance of $48.8 million and $39.6 million.

4. Fair Value of Financial Instruments

          The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Market rates and credit spreads take into consideration general market conditions and maturity. As of March 31, 2011, the carrying value and estimated fair value of the Company’s debt was $72.7 million and $73.2 million. As of December 31, 2010, the carrying value and estimated fair value of the Company’s debt was $63.7 and $64.4 million. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

5. Related Parties

          The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section and no new significant related party transactions during the three months ended March 31, 2011. The Board of Directors is not required to approve each individual transaction that falls under a related party relationship; however, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

          The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“A6A”), pursuant to which A6A provides management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. During the three months ended March 31, 2011 and 2010, the Company incurred $0.4 million in fees under this agreement for each period.

          Through its wholly-owned subsidiary, Apple Fund Management, LLC, the Company provides support services to Apple Six Realty Group (“A6RG”), Apple Suites Realty Group, Inc. (“ASRG”), A6A, Apple Seven Advisors, Inc. (“A7A”), Apple REIT Seven, Inc., Apple Eight Advisors, Inc. (“A8A”), Apple REIT Eight, Inc., Apple Nine Advisors, Inc. (“A9A”), Apple REIT Nine, Inc, Apple Ten Advisors, Inc. (“A10A”) and Apple REIT Ten, Inc. A7A provides day to day advisory and administrative functions for Apple REIT Seven, Inc. A8A provides day to day advisory and administrative functions for Apple REIT Eight, Inc. A9A provides day to day advisory and administrative functions for Apple REIT Nine, Inc. A10A provides day to day advisory day and administrative functions for Apple REIT Ten, Inc. ASRG provides real estate brokerage services to the Company, Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc and Apple REIT Ten, Inc. Each of these companies has agreed to reimburse the Company for its costs in providing these services. A6RG, ASRG, A6A, A7A, A8A, A9A, and A10A are 100% owned by Glade Knight, the Company’s Chairman and Chief Executive Officer. For the three months ended March 31, 2011 and 2010, the Company received reimbursement of its costs totaling approximately $1.8 million and $1.6 million from the participating entities. The Company’s net allocated cost for these support services was approximately $0.4 million and $0.3 million for the three months ended March 31, 2011 and 2010. As part of this arrangement, the day to day transactions may result in amounts due to or from the related parties. To effectively manage cash disbursements, the individual companies may make payments for any or all of the related companies. The amounts due to or from the related companies are reimbursed or collected and are not significant in amount.

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

          Included in other assets, net on the Company’s consolidated balance sheet is a 26% ownership interest in Apple Air Holding, LLC (“Apple Air”). The other members of Apple Air are Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Through its ownership interest the Company has access to Apple Air’s aircraft for asset management and renovation purposes. The Company’s ownership interest was approximately $1.9 million and $1.8 million at March 31, 2011 and December 31, 2010. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the three months ended March 31, 2011 and 2010, the Company recorded a loss of approximately $53,000 and $119,000 in each period as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in general and administrative expense in the Company’s consolidated statements of operations. Apple Air owned two aircraft during 2010, but reduced its ownership to one aircraft during the first quarter of 2011.

6. Shareholders’ Equity

          In July 2005, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually paid for the Unit; or (2) $11.00 per Unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the three months ended March 31, 2011, the Company redeemed approximately 0.6 million Units in the amount of $6.7 million under the program. Since the inception of the program through March 31, 2011, the Company has redeemed approximately 14.5 million Units for $158.9 million under the program.

          In February 2006, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. During the three months ended March 31, 2011, approximately 0.7 million Units, representing $7.3 million in proceeds to the Company, were issued under the plan. Since the inception of the plan through March 31, 2011, 14.9 million Units, representing $163.8 million in proceeds to the Company, were issued under the plan.

          The Company’s annual distribution rate as of March 31, 2011 was $0.77 per common share, payable monthly. For the three months ended March 31, 2011 and 2010 the Company has made distributions of $0.193 and $0.215 per common share for a total of $17.6 million and $19.6 million.

7. Discontinued Operations

          Based on the performance, location, and capital requirements of the Tempe, Arizona TownePlace Suites and SpringHill Suites, the Company committed to sell these two properties in the third quarter of 2010. These hotels have been classified on the consolidated balance sheets as “hotels held for sale” as of March 31, 2011 and December 31, 2010, and are recorded at the fair value less cost to sell. The results of operations for these properties for the three months ended March 31, 2011 and 2010 are classified on the consolidated statements of operations in the line item “income from discontinued operations”. The Company entered into a contract to sell the properties in January 2011 and expects to complete the sale in the second quarter of 2011.

          The following table sets forth the components of income from discontinued operations for the three months ended March 31, 2011 and 2010 (in thousands):

	Three months ended March 31, 2011	Three months ended March 31, 2010

Total revenue	$1,352	$1,438
Hotel operating expenses	760	841
Taxes, insurance and other	77	77
Depreciation expense	—	131

Income from discontinued operations	$515	$389

8. Subsequent Events

          In April 2011, the Company declared and paid approximately $5.9 million, or $.064 per share, in distributions to its common shareholders of which $2.5 million or 223,640 Units were reinvested under the Company’s Dividend Reinvestment Plan.

          In April 2011, the Company redeemed 683,436 Units in the amount of $7.5 million under its Unit Redemption Program.

          On April 1, 2011, the Company retired the mortgage associated with its Hampton Inn hotel in Foothill Ranch, California four months prior to its scheduled maturity date. The remaining principal balance of $4.0 million was paid using proceeds from the Company’s credit facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

          This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycle; and competition within the hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in the quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission. Any forward-looking statement that the Company makes speaks only as of the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors as a result of new information, future events or otherwise, except as required by law.

Overview

          Apple REIT Six, Inc. (together with its wholly owned subsidiaries, the “Company”) was formed and initially capitalized on January 20, 2004, with its first investor closing on April 23, 2004. The Company owns 68 hotels within different markets in the United States. The Company is treated as a Real Estate Investment Trust (“REIT”) for federal income tax purposes. The Company’s first hotel was acquired on May 28, 2004. Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels as compared to other hotels within their respective local markets, in general, has met the Company’s expectations for the period owned. With the significant decline in economic conditions throughout the United States since 2008, the Company has experienced a decline in revenue as compared to 2008, but an increase in revenue from continuing operations of 8% as compared to the first three months of 2010. Although there is no way to predict future general economic conditions, the Company anticipates mid single digit percentage revenue increases for the remainder of 2011 as compared to 2010.

          In evaluating financial condition and operating performance, the most important matters on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”), revenue per available room (“RevPAR”), and Market Yield (a comparison of a hotel’s revenue results to the average of other hotels in its local market); and expenses, such as hotel operating expenses, general and administrative and other expenses described below.

          The Company continually monitors the profitability of its properties and attempts to maximize shareholder value by timely disposal of properties. During the third quarter of 2010 the Company committed to sell two underperforming assets. The properties are the Tempe, Arizona TownePlace Suites and SpringHill Suites. The Company entered into a contract to sell the properties in January 2011 and expects to close on the sale in the second quarter of 2011. The results of these properties have been included in discontinued operations and are not included in the summary below. The following is a summary of the Company’s results from continuing operations:

(in thousands except statistical data)	Three months ended March 31, 2011	Percent of Hotel Revenue	Three months ended March 31, 2010	Percent of Hotel Revenue	Percent Change

Total hotel revenue	$54,527	100%	$50,431	100%	8%
Hotel operating expenses	32,587	60%	30,425	60%	7%
Taxes, insurance and other expense	3,008	6%	3,161	6%	-5%
General and administrative expense	1,245	2%	1,037	2%	20%

Depreciation	7,857		7,631		3%
Interest expense, net	889		909		-2%

Number of Hotels	66		66		—
Average RevPAR Market Yield (1)	124		126		-2%
ADR	$107		$102		5%
Occupancy	69%		67%		3%
RevPAR	$74		$68		9%
Total rooms sold (000’s)(2)	471		460		2%
Total rooms available (000’s)(3)	685		685		—

(1)	Excludes properties under renovation during the applicable periods. Calculated from information provided by Smith Travel Research, Inc.®
(2)	Represents the number of room nights sold during the period.
(3)	Represents the number of rooms owned by the Company multiplied by the number of nights in the period.

Hotels Owned

          As of March 31, 2011, the Company owned 68 hotels, with a total of 7,898 rooms. The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price

Birmingham	Alabama	Fairfield Inn	LBA	8/25/05	63	$2,176
Dothan	Alabama	Courtyard	LBA	8/11/05	78	8,016
Dothan	Alabama	Hampton Inn & Suites	LBA	6/24/05	85	8,673
Huntsville	Alabama	Fairfield Inn	LBA	9/30/05	79	4,954
Huntsville	Alabama	Residence Inn	LBA	6/24/05	78	8,288
Montgomery	Alabama	SpringHill Suites	LBA	9/30/05	79	6,835
Tuscaloosa	Alabama	Courtyard	LBA	8/25/05	78	7,551
Tuscaloosa	Alabama	Fairfield Inn	LBA	8/25/05	63	3,982
Anchorage	Alaska	Hampton Inn	Stonebridge	3/14/05	101	11,500
Anchorage	Alaska	Hilton Garden Inn	Stonebridge	10/12/04	125	18,900
Anchorage	Alaska	Homewood Suites	Stonebridge	10/12/04	122	13,200
Phoenix	Arizona	Hampton Inn	Stonebridge	10/12/04	99	6,700
Tempe*	Arizona	SpringHill Suites	Western	6/30/05	121	8,060
Tempe*	Arizona	TownePlace Suites	Western	6/30/05	119	8,128
Arcadia	California	Hilton Garden Inn	Stonebridge	10/12/04	124	12,000
Arcadia	California	SpringHill Suites	Stonebridge	10/12/04	86	8,100
Bakersfield	California	Hilton Garden Inn	Hilton	3/18/05	120	11,500
Folsom	California	Hilton Garden Inn	Inn Ventures	11/30/05	100	18,028
Foothill Ranch	California	Hampton Inn	Stonebridge	4/21/05	84	7,400
Lake Forest	California	Hilton Garden Inn	Stonebridge	10/12/04	103	11,400
Milpitas	California	Hilton Garden Inn	Inn Ventures	11/30/05	161	18,600
Roseville	California	Hilton Garden Inn	Inn Ventures	11/30/05	131	20,759
San Francisco	California	Hilton Garden Inn	Inn Ventures	1/30/06	169	12,266
Boulder	Colorado	Marriott	WLS	5/9/05	157	30,000

Glendale	Colorado	Hampton Inn & Suites	Stonebridge	10/12/04	133	14,700
Lakewood	Colorado	Hampton Inn	Stonebridge	10/12/04	170	10,600
Farmington	Connecticut	Courtyard	WLS	10/20/05	119	16,330
Rocky Hill	Connecticut	Residence Inn	WLS	8/1/05	96	12,070
Wallingford	Connecticut	Homewood Suites	WLS	7/8/05	104	12,780
Clearwater	Florida	SpringHill Suites	LBA	2/17/06	79	6,923
Lake Mary	Florida	Courtyard	LBA	3/18/05	86	6,000
Lakeland	Florida	Residence Inn	LBA	6/24/05	78	9,886
Orange Park	Florida	Fairfield Inn	LBA	11/8/05	83	7,221
Panama City	Florida	Courtyard	LBA	4/26/06	84	9,245
Pensacola	Florida	Courtyard	LBA	8/25/05	90	11,369
Pensacola	Florida	Fairfield Inn	LBA	8/25/05	63	4,858
Pensacola	Florida	Hampton Inn & Suites	LBA	7/21/05	85	9,279
Tallahassee	Florida	Hilton Garden Inn	Hilton	3/18/05	99	10,850
Albany	Georgia	Courtyard	LBA	6/24/05	84	8,597
Columbus	Georgia	Residence Inn	LBA	6/24/05	78	7,888
Savannah	Georgia	SpringHill Suites	LBA	9/30/05	79	5,407
Valdosta	Georgia	Courtyard	LBA	10/3/05	84	8,284
Mt. Olive	New Jersey	Residence Inn	WLS	9/15/05	123	12,070
Somerset	New Jersey	Homewood Suites	WLS	8/17/05	123	17,750
Saratoga Springs	New York	Hilton Garden Inn	WLS	9/29/05	112	17,750
Roanoke Rapids	North Carolina	Hilton Garden Inn	Newport	3/10/08	147	17,764
Hillsboro	Oregon	Courtyard	Inn Ventures	3/9/06	155	11,000
Hillsboro	Oregon	Residence Inn	Inn Ventures	3/9/06	122	15,500
Hillsboro	Oregon	TownePlace Suites	Inn Ventures	12/19/05	136	11,500
Portland	Oregon	Residence Inn	Inn Ventures	12/19/05	258	42,000
Pittsburgh	Pennsylvania	Residence Inn	WLS	9/2/05	156	11,000
Myrtle Beach	South Carolina	Courtyard	Marriott	6/8/04	135	9,200
Nashville	Tennessee	Homewood Suites	Hilton	5/24/05	121	8,103
Arlington	Texas	SpringHill Suites	Western	6/30/05	122	7,486
Arlington	Texas	TownePlace Suites	Western	6/30/05	95	7,148
Dallas	Texas	SpringHill Suites	Western	12/9/05	148	19,500
Ft. Worth	Texas	Homewood Suites	Hilton	5/24/05	137	9,097
Ft. Worth	Texas	Residence Inn	Western	5/6/05	149	17,000
Ft. Worth	Texas	SpringHill Suites	Marriott	5/28/04	145	13,340
Laredo	Texas	Homewood Suites	Western	11/30/05	106	10,500
Laredo	Texas	Residence Inn	Western	9/12/05	109	11,445
Las Colinas	Texas	TownePlace Suites	Western	6/30/05	136	7,178
McAllen	Texas	Hilton Garden Inn	Western	7/19/05	104	9,000
Fredericksburg	Virginia	Hilton Garden Inn	Hilton	12/20/05	148	16,600
Kent	Washington	TownePlace Suites	Inn Ventures	12/19/05	152	12,000
Mukilteo	Washington	TownePlace Suites	Inn Ventures	12/19/05	128	12,000
Redmond	Washington	Marriott	Marriott	7/7/04	262	64,000
Renton	Washington	Hilton Garden Inn	Inn Ventures	11/30/05	150	16,096

				Total	7,898	$845,330

* Hotels are reported as held for sale

Results of Operations

          As of March 31, 2011, the Company owned 68 hotels with 7,898 rooms, including the two hotels held for sale. The Company’s portfolio of hotels owned is unchanged since 2008. Hotel performance is impacted by many factors, including the economic conditions in the United States, as well as each locality. During the period from the second half of 2008 through 2010, the overall weakness in the U.S. economy has had a considerable negative impact on both consumer and business travel. As a result, revenue in most markets in the United States has declined from levels of 2007 and the first half of 2008. However, economic conditions are showing evidence of improvement as shown in the Company’s year to date growth in revenue from continuing operations of 8% from the same period of 2010. While the Company does anticipate improvement in revenue and operating income in 2011 as compared to 2010 results, it is not expected that revenue and operating income will reach pre-recession levels. The Company’s hotels in general have shown results consistent with industry and brand averages for the period of ownership.

     Revenues

          The Company’s principal source of revenue is hotel room revenue and other related revenue. For the three months ended March 31, 2011 and 2010, the Company had total hotel revenue from continuing operations of $54.5 million and $50.4 million, respectively, with average occupancy of 69% and 67%, ADR of $107 and $102 and RevPAR of $74 and $68 for each period. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR. Since the beginning of 2010, the Company has experienced an increase in demand as shown by the improved occupancy rates as compared to prior year. In addition, also signifying a stabilizing economy, the Company experienced an increase in average room rates versus the first quarter of 2010. With demand and rate improvement, the Company and industry anticipate percentage revenue growth for the remainder of 2011 in the mid single digits, as compared to 2010. While reflecting the impact of post-recessionary levels of single-digit growth in national economic activity, the Company’s hotels also continue to be leaders in their respective markets. The Company’s average Market Yield for the first three months of 2011 was 124. The Market Yield is a measure of each hotel’s RevPAR compared to the average (100) in its local market (the index excludes hotels under renovation).

     Expenses

          For the three months ended March 31, 2011 and 2010, hotel operating expenses from continuing operations totaled $32.6 million and $30.4 million, respectively, or 60% of total hotel revenue. Hotel operating expenses consist of operating expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. Results for the three months ended March 31, 2011 reflect the impact of increases in revenues and occupancy at most of the Company’s hotels, and the Company’s efforts to control costs in a challenging economic environment. Certain operating costs, such as management costs, certain utility costs and minimum supply and maintenance costs are relatively fixed in nature. The Company has been successful in reducing, relative to revenue, increases in certain labor costs, maintenance costs, and utilities by continually monitoring and sharing utilization data across its hotels and management companies. Although operating expenses will increase as occupancy and revenue increases, the Company has and will continue to work with its managers to reduce costs as a percentage of revenue as aggressively as possible while maintaining quality and service levels at each property.

          Taxes, insurance, and other expenses from continuing operations for the three months ended March 31, 2011 and 2010 were $3.0 million and $3.2 million, or 6% of total hotel revenue. The decline is a result of lower real estate property tax assessments at selected hotels, including the results of successful appeals of assessments for some locations. In addition, the Company has experienced lower property insurance expense for most hotel properties, in comparison to insurance rates in effect during 2010.

          General and administrative expenses from continuing operations for the three months ended March 31, 2011 and 2010 were $1.2 million and $1.0 million, or 2% of total hotel revenue for each period. The principal components of general and administrative expense are advisory fees and reimbursable expenses, legal fees, accounting fees, reporting expenses and the Company’s share of the loss from its investment in Apple Air Holding, LLC.

           Depreciation expense from continuing operations was $7.9 million and $7.6 million for the three months ended March 31, 2011 and 2010. Depreciation expense represents expense of the Company’s 66 hotels that are included in continuing operations and related personal property for their respective periods owned. The increase in depreciation is due to renovations completed throughout 2010 and in the first three months of 2011.

          Interest expense, net from continuing operations was $0.9 million for the three months ended March 31, 2011 and 2010. Interest expense relates to debt assumed with certain properties acquired, as well as borrowings on the Company’s credit facility. During the three months ended March 31, 2011 and 2010, the Company capitalized approximately $154,000 and $32,000 of interest associated with renovation activities.

Liquidity and Capital Resources

          Operating cash flow from the properties owned and a $60 million credit facility are the Company’s principal source of liquidity. In addition, the Company may also borrow additional funds, subject to limitations set forth in its bylaws. With the availability of this credit facility, the Company maintains little cash on hand, accessing the facility as necessary. As a result, cash on hand was $0 at March 31, 2011. The outstanding balance on the credit facility was $48.8 million at March 31, 2011 and its interest rate was 5.0%. The Company anticipates that cash flow from operations and the credit facility will be adequate to meet its anticipated liquidity requirements in 2011, including distributions to shareholders, capital expenditures and debt service. While the Company’s credit facility matures in June 2011, it has an option to extend maturity to June 2012. The Company will either elect to extend the facility or refinance the facility. The Company intends to maintain a relatively stable distribution rate instead of raising and lowering the distribution rate with varying economic cycles. With the depressed financial results of the Company and the lodging industry as compared to pre-recessionary levels, the Company will attempt if necessary to utilize additional financing to achieve this objective. Although the Company has relatively low levels of debt, there can be no assurances it will be successful with this strategy and may need to reduce its distributions to required levels. If the Company were unsuccessful in extending its maturing debt in 2011 or if it were to default on its debt, it may be unable to make distributions.

          To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions in the first three months of 2011 totaled $17.6 million. For the same period the Company’s cash generated from operations was $11.4 million. The shortfall includes a return of capital and was funded primarily by borrowings on the credit facility. The Company intends to continue paying distributions on a monthly basis. However, since there can be no assurance of the ability of the Company’s properties to provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate. The Board of Directors monitors the Company’s distribution rate relative to the performance of the hotels on an ongoing basis and may make adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company. In January 2010 the Board of Directors reduced the Company’s annual distribution rate from $0.90 to $0.77 per common share. The reduction was effective March 2010. The distribution continues to be paid monthly.

          The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, an amount of 3% to 5% of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. During the first three months of 2011, total capital expenditures were approximately $3.5 million. The Company anticipates expenditures of approximately $13-$15 million for the full year of 2011 in connection with renovations and brand initiatives.

          In July 2005, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually paid for the Unit; or (2) $11.00 per Unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the three months ended March 31, 2011, the Company redeemed approximately 0.6 million Units in the amount of $6.7 million under the program. Since the inception of the program through March 31, 2011, the Company has redeemed approximately 14.5 million Units for $158.9 million under the program.

          In February 2006, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. During the three months ended March 31, 2011, approximately 0.7 million Units, representing $7.3 million in proceeds to the Company, were issued under the plan. Since the inception of the plan through March 31, 2011, 14.9 million Units, representing $163.8 million in proceeds to the Company, were issued under the plan.

Related Party Transactions

          The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section and no new significant related party transactions during the three months ended March 31, 2011. The Board of Directors is not required to approve each individual transaction that falls under a related party relationship; however, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

          The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“A6A”), pursuant to which A6A provides management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. During the three months ended March 31, 2011 and 2010, the Company incurred $0.4 million in fees under this agreement for each period.

          Through its wholly-owned subsidiary, Apple Fund Management, LLC, the Company provides support services to Apple Six Realty Group (“A6RG”), Apple Suites Realty Group, Inc. (“ASRG”), A6A, Apple Seven Advisors, Inc. (“A7A”), Apple REIT Seven, Inc., Apple Eight Advisors, Inc. (“A8A”), Apple REIT Eight, Inc., Apple Nine Advisors, Inc. (“A9A”), Apple REIT Nine, Inc, Apple Ten Advisors, Inc. (“A10A”) and Apple REIT Ten, Inc. A7A provides day to day advisory and administrative functions for Apple REIT Seven, Inc. A8A provides day to day advisory and administrative functions for Apple REIT Eight, Inc. A9A provides day to day advisory and administrative functions for Apple REIT Nine, Inc. A10A provides day to day advisory day and administrative functions for Apple REIT Ten, Inc. ASRG provides real estate brokerage services to the Company, Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc and Apple REIT Ten, Inc. Each of these companies has agreed to reimburse the Company for its costs in providing these services. A6RG, ASRG, A6A, A7A, A8A, A9A, and A10A are 100% owned by Glade Knight, the Company’s Chairman and Chief Executive Officer. For the three months ended March 31, 2011 and 2010, the Company received reimbursement of its costs totaling approximately $1.8 million and $1.6 million from the participating entities. The Company’s net allocated cost for these support services was approximately $0.4 million and $0.3 million for the three months ended March 31, 2011 and 2010. As part of this arrangement, the day to day transactions may result in amounts due to or from the related parties. To effectively manage cash disbursements, the individual companies may make payments for any or all of the related companies. The amounts due to or from the related companies are reimbursed or collected and are not significant in amount.

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

          Included in other assets, net on the Company’s consolidated balance sheet is a 26% ownership interest in Apple Air Holding, LLC (“Apple Air”). The other members of Apple Air are Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Through its ownership interest the Company has access to Apple Air’s aircraft for asset management and renovation purposes. The Company’s ownership interest was approximately $1.9 million and $1.8 million at March 31, 2011 and December 31, 2010. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the three months ended March 31, 2011 and 2010, the Company recorded a loss of approximately $53,000 and $119,000 in each period as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in general and administrative expense in the Company’s consolidated statements of operations. Apple Air owned two aircraft during 2010, but reduced its ownership to one aircraft during the first quarter of 2011.

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

Subsequent Events

          In April 2011, the Company declared and paid approximately $5.9 million, or $.064 per share, in distributions to its common shareholders of which $2.5 million or 223,640 Units were reinvested under the Company’s Dividend Reinvestment Plan.

          In April 2011, the Company redeemed 683,436 Units in the amount of $7.5 million under its Unit Redemption Program.

          On April 1, 2011, the Company retired the mortgage associated with its Hampton Inn hotel in Foothill Ranch, California four months prior to its scheduled maturity date. The remaining principal balance of $4.0 million was paid using proceeds from the Company’s credit facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of March 31, 2011, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. The Company is exposed to changes in short term interest rates paid on its credit facility. Based on the balance of the Company’s credit facility at March 31, 2011, of $48.8 million, every 100 basis points change in interest rates could impact the Company’s annual net income by $488,000, subject to the interest rate floor provisions of the credit facility and all other factors remaining the same. Although the Company had no invested cash at March 31, 2011, the Company is exposed to changes in short-term money market rates to the extent that it invests its cash.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unit Redemption Program

          In July 2005, the Company instituted a Unit redemption program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually paid for the Unit; or (2) $11.00 per Unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As of March 31, 2011, the Company has redeemed approximately 14.5 million Units in the amount of $158.9 million under the program. The redemptions represent 100% of the redemption requests as of the last scheduled redemption date as of March 31, 2011. See the Company’s complete consolidated statements of cash flows for the three months ended March 31, 2011 and 2010 in the Company’s interim financial statements in Item 1 of this Form 10-Q for a description of the sources and uses of the Company’s cash flows. The following is a summary of redemptions during the first quarter of 2011 (no redemptions occurred in February and March 2011):

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

January 2011	606,064	$ 10.98	14,483,815	(1)

(1) The maximum number of Units that may be redeemed in any 12 month period is limited to up to five percent (5.0%) of the weighted average number of Units outstanding from the beginning of the 12 month period subject to the Company’s right to change the number of Units to be redeemed.

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

Apple Reit Six, Inc.

By:	/s/ GLADE M. KNIGHT	Date: May 6, 2011

Glade M. Knight,
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: May 6, 2011

Bryan Peery,
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)