Form 10-Q
period 2011-06-30
APPLE REIT SIX INC
filed 2011-08-12
CIK 1277151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

Commission File Number 000-51270

APPLE REIT SIX, INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	20-0620523
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

814 EAST MAIN STREET
RICHMOND, VIRGINIA	23219
(Address of principal executive offices)	(Zip Code)

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

Number of registrant’s common shares outstanding as of August 1, 2011: 90,993,530

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Apple REIT Six, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2011	December 31, 2010

	(unaudited)
ASSETS
Investment in real estate, net of accumulated depreciation of $169,909 and $153,452, respectively	$755,526	$764,557
Hotels held for sale	0	10,755
Restricted cash-furniture, fixtures and other escrows	4,051	4,344
Due from third party manager, net	12,665	5,935
Other assets, net	3,473	2,622

TOTAL ASSETS	$775,715	$788,213

LIABILITIES
Credit facility	$43,692	$39,551
Mortgage debt	19,769	24,185
Accounts payable and accrued expenses	4,642	4,706

TOTAL LIABILITIES	68,103	68,442

SHAREHOLDERS’ EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	0	0
Series A preferred stock, no par value, authorized 200,000,000 shares; issued and outstanding 91,519,847 and 91,473,791 shares, respectively	0	0
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 and 240,000 shares, respectively	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 91,519,847 and 91,473,791 shares, respectively	903,043	902,402
Distributions greater than net income	(195,455)	(182,655)

TOTAL SHAREHOLDERS’ EQUITY	707,612	719,771

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$775,715	$788,213

See notes to consolidated financial statements.

Apple REIT Six, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,

	2011	2010	2011	2010

Revenues:
Room revenue	$57,820	$54,692	$108,589	$101,658
Other revenue	4,140	3,651	7,898	7,116
Reimbursed expenses	1,824	1,636	3,648	3,268

Total revenue	63,784	59,979	120,135	112,042

Expenses:
Operating expense	15,521	14,719	29,889	28,117
Hotel administrative expense	4,831	4,746	9,530	9,124
Sales and marketing	4,959	4,734	9,376	8,800
Utilities	2,241	2,187	4,612	4,545
Repair and maintenance	2,745	2,666	5,367	5,205
Franchise fees	2,606	2,451	4,892	4,557
Management fees	2,109	1,855	3,933	3,435
Taxes, insurance and other	3,087	3,129	6,095	6,290
General and administrative	1,455	1,405	2,700	2,442
Reimbursed expenses	1,824	1,636	3,648	3,268
Depreciation expense	8,600	7,685	16,457	15,316

Total expenses	49,978	47,213	96,499	91,099

Operating income	13,806	12,766	23,636	20,943

Interest expense, net	(1,068)	(965)	(1,957)	(1,874)

Income from continuing operations	12,738	11,801	21,679	19,069

Income (loss) from discontinued operations	156	(7)	671	382

Net income	$12,894	$11,794	$22,350	$19,451

Basic and diluted net income per common share
From continuing operations	$0.14	$0.13	$0.23	$0.21
From discontinued operations	—	—	0.01	—

Total basic and diluted net income per common share	$0.14	$0.13	$0.24	$0.21

Weighted average common shares outstanding - basic and diluted	91,338	91,339	91,347	91,351

See notes to consolidated financial statements.

Apple REIT Six, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,

	2011	2010

Cash flows from operating activities:
Net income	$22,350	$19,451
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, including discontinued operations	16,457	15,578
Amortization of deferred financing costs, fair value adjustments and other non-cash expenses, net	309	377
Changes in operating assets and liabilities:
Increase in due from third party managers, net	(6,730)	(5,403)
Increase in other assets	(888)	(632)
Increase in accounts payable and accrued expenses	26	391

Net cash provided by operating activities	31,524	29,762

Cash flows from investing activities:
Capital improvements	(7,516)	(3,508)
Proceeds from sale of assets, net	10,755	0
Net decrease in cash restricted for property improvements	349	26

Net cash provided by (used in) investing activities	3,588	(3,482)

Cash flows from financing activities:
Net proceeds from credit facility	4,141	10,800
Payments of mortgage debt	(4,333)	(420)
Payment of financing costs related to borrowings	(300)	0
Net proceeds related to issuance of Units	14,691	15,744
Redemptions of Units	(14,161)	(15,239)
Distributions paid to common shareholders	(35,150)	(37,165)

Net cash used in financing activities	(35,112)	(26,280)

Net change in cash and cash equivalents	0	0

Cash and cash equivalents, beginning of period	0	0

Cash and cash equivalents, end of period	$0	$0

See notes to consolidated financial statements.

Apple REIT Six, Inc.
Notes to Consolidated Financial Statements

1. Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its 2010 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2011.

2. General Information and Summary of Significant Accounting Policies

Organization

          Apple REIT Six, Inc., together with its wholly owned subsidiaries (the “Company”), is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company was formed to invest in income-producing real estate in the United States. Initial capitalization occurred on January 20, 2004 and operations began on May 28, 2004 when the Company acquired its first hotel. The Company concluded its best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) in March 2006. The Company’s fiscal year end is December 31. As of June 30, 2011 the Company owned 66 hotels. The Company has no foreign operations or assets and its operating structure includes only one segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Significant Account Policies

Use of Estimates

          The preparation of the financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Earnings per Common Share

          Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. There were no potential common shares with a dilutive effect during the three and six months ended June 30, 2011 or 2010. As a result, basic and dilutive outstanding shares were the same. Series B convertible preferred shares are not included in earnings per common share calculations until such time that such shares are eligible to be converted to common shares.

3. Credit Facility

          The Company has a $60 million unsecured credit facility with a commercial bank, that is utilized for working capital, hotel renovations, and other general corporate funding purposes, including the payment of redemptions and distributions. The Company extended the credit facility in June 2011. The outstanding principle is required to be paid by the maturity date of June 10, 2012 and may be prepaid without penalty. Interest payments are due monthly and the applicable interest rate is equal to LIBOR (the London Interbank Offered Rate) plus 3.5%, with a minimum interest rate of 5.0%. The credit facility also has an unused fee of 0.5%. At June 30, 2011 and December 31, 2010, the credit facility had an outstanding principal balance of $43.7 million and $39.6 million.

4. Notes Payable

          To reduce interest costs, in April 2011, the Company retired the mortgage associated with its Hampton Inn hotel in Foothill Ranch, California four months prior to its scheduled maturity date, the first opportunity available to repay without a prepayment penalty. The outstanding principal balance of $4.0 million was paid using proceeds from the Company’s credit facility.

5. Fair Value of Financial Instruments

          The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit terms and credit characteristics. Market rates and credit spreads take into consideration general market conditions and maturity. As of June 30, 2011, the carrying value and estimated fair value of the Company’s debt was $63.5 million and $64.9 million. As of December 31, 2010, the carrying value and estimated fair value of the Company’s debt was $63.7 and $64.4 million. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

6. Related Parties

          The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section and no new significant related party transactions during the six months ended June 30, 2011. The Board of Directors is not required to approve each individual transaction that falls under a related party relationship; however, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

          The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“A6A”), pursuant to which A6A provides management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $0.8 million for both the six months ended June 30, 2011 and 2010.

          Through its wholly-owned subsidiary, Apple Fund Management, LLC, the Company provides support services to Apple Six Realty Group (“A6RG”), Apple Suites Realty Group, Inc. (“ASRG”), A6A, Apple Seven Advisors, Inc. (“A7A”), Apple REIT Seven, Inc., Apple Eight Advisors, Inc. (“A8A”), Apple REIT Eight, Inc., Apple Nine Advisors, Inc. (“A9A”), Apple REIT Nine, Inc, Apple Ten Advisors, Inc. (“A10A”) and Apple REIT Ten, Inc. A7A provides day to day advisory and administrative functions for Apple REIT Seven, Inc. A8A provides day to day advisory and administrative functions for Apple REIT Eight, Inc. A9A provides day to day advisory and administrative functions for Apple REIT Nine, Inc. A10A provides day to day advisory and administrative functions for Apple REIT Ten, Inc. ASRG provides real estate brokerage services to the Company, Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. Each of these companies has agreed to reimburse the Company for its costs in providing these services. A6RG, ASRG, A6A, A7A, A8A, A9A, and A10A are 100% owned by Glade Knight, the Company’s Chairman and Chief Executive Officer. For the six months ended June 30, 2011 and 2010, the Company received reimbursement of its costs totaling approximately $3.6 million and $3.3 million from the participating entities. The Company’s net allocated cost for these support services was approximately $0.9 million and $0.7 million for the six months ended June 30, 2011 and 2010. As part of this arrangement, the day to day transactions may result in amounts due to or from the noted related parties. To efficiently manage cash disbursements, the individual companies may make payments for any or all of the related companies. The amounts due to or from the related companies are reimbursed or collected and are not significant in amount.

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

          Included in other assets, net on the Company’s consolidated balance sheet is a 26% equity investment in Apple Air Holding, LLC (“Apple Air”). The other members of Apple Air are Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Through its equity investment the Company has access to Apple Air’s aircraft for asset management and renovation purposes. The Company’s equity investment was approximately $1.9 million and $1.8 million at June 30, 2011 and December 31, 2010. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the six months ended June 30, 2011 and 2010, the Company recorded a loss of approximately $98,000 and $231,000 in each period as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in general and administrative expense in the Company’s consolidated statements of operations. Apple Air owned two aircraft during 2010, but reduced its ownership to one aircraft during the first quarter of 2011.

7. Shareholders’ Equity

          The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually paid for the Unit; or (2) $11.00 per Unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the six months ended June 30, 2011 and 2010, the Company redeemed approximately 1.3 million Units and 1.4 million Units in the amount of $14.2 million and $15.2 million under the program. Since the inception of the program through June 30, 2011, the Company has redeemed approximately 15.2 million Units for $166.4 million under the program. The redemptions made through June 30, 2011 were 100% of the redemptions requested.

          In February 2006, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 20 million Units for potential issuance under the plan. During the six months ended June 30, 2011 and 2010, approximately 1.3 million and 1.4 million Units, representing $14.7 million and $15.7 million in proceeds to the Company, were issued under the plan. Since the inception of the plan through June 30, 2011, 15.6 million Units, representing $171.2 million in proceeds to the Company, were issued under the plan.

          The Company’s annual distribution rate during the first six months of 2011 was $0.77 per common share, payable monthly. For the three months ended June 30, 2011 and 2010, the Company made distributions of $0.193 per common share for a total of $17.6 million for each period. For the six months ended June 30, 2011 and 2010 the Company made distributions of $0.385 and $0.407 per common share for a total of $35.2 million and $37.2 million. In June 2011, the Company’s Board of Directors increased the annual distribution rate to $0.792 per common share. The increase was effective with the July 2011 distribution and will continue to be paid monthly.

8. Dispositions

          Based on the performance, location, and capital requirements of the Tempe, Arizona TownePlace Suites and SpringHill Suites, the Company committed to sell these two properties in the third quarter of 2010. On June 6, 2011, the Company sold these hotels for net proceeds of $10.8 million. These hotels were classified on the consolidated balance sheet as “Hotels held for sale” at December 31, 2010, and were recorded at the fair value less cost to sell. The results of operations for these properties for the three and six months ended June 30, 2011 and 2010 are classified on the consolidated statements of operations in the line item “Income (loss) from discontinued operations”.

          The following table sets forth the components of income from discontinued operations for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three months ended June 30,		Six months ended June 30,

	2011	2010	2011	2010

Total revenue	$563	$790	$1,915	$2,228
Hotel operating expenses	350	589	1,110	1,430
Taxes, insurance and other	57	77	134	154
Depreciation expense	—	131	—	262

Income (loss) from discontinued operations	$156	$(7)	$671	$382

          During the second half of 2010, the Company recorded a loss of $3.6 million based on the fair value of the two properties less cost to sell, as compared to net book value. No gain or loss was incurred by the Company upon the completion of the sale of the two properties in June 2011.

9. Legal Proceedings and Related Matters

          The term the “Apple REIT Companies” means the Company, Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

          On June 20, 2011, two shareholders of the Apple REIT Companies filed a putative class action captioned Kronberg et al. v. David Lerner Associates Inc., et al, Case No. 2:11-cv-03558, in the United States District Court for the District of New Jersey against David Lerner Associates, Inc. and certain of its officers, and the Apple REIT Companies and Glade M. Knight. The complaint, purportedly brought on behalf of purchasers of Units in the Apple REIT Companies, asserts claims and seeks, among other things, certification of the class, compensatory, special and general damages, and other costs and expenses. The complaint alleges, among other things, that: (1) David Lerner Associates, Inc. made false and misleading misrepresentations about (a) the value of the Units of the Apple REIT Companies, (b) previous distribution payments made by the Apple REIT Companies, and (c) the operations of the Apple REIT Companies, (2) the significant risks associated with the illiquid investment in the Apple REIT Companies were not properly disclosed to investors, and (3) under the various agency agreements between David Lerner Associates, Inc. and the Apple REIT Companies, the Apple REIT Companies and Glade M. Knight are responsible for the actions and representations of David Lerner Associates, Inc. and its certain officers regarding the sale of Units of the Apple REIT Companies. The Company believes that these claims against the Apple REIT Companies and Glade M. Knight are without merit, and the Company intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

          In addition to the lawsuit discussed above, there were two additional lawsuits filed against David Lerner Associates, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. The Company was not named in these suits.

          On May 27, 2011, the Financial Industry Regulatory Authority (“FINRA”) filed a complaint against David Lerner Associates, Inc., related to its sales practices relative to the Units of Apple REIT Ten, Inc. David Lerner Associates, Inc. was also the sole distributor (managing dealer) of the Company. The Company is unaffiliated with David Lerner Associates, Inc.; however, the Company relies upon it for administration of the Units. The Company intends on cooperating with regulatory or governmental inquiries.

10. Subsequent Events

          In July 2011, the Company declared and paid approximately $6.0 million, or $0.066 per share, in distributions to its common shareholders of which $2.3 million or 211,000 Units were reinvested under the Company’s Dividend Reinvestment Plan.

          In July 2011, under the guidelines of the Company’s Unit Redemption Program, the Company redeemed 737,000 Units in the amount of $8.1 million. As contemplated in the program, the Company redeemed Units on a pro-rata basis. Whereby a percentage of each requested redemption was fulfilled at the discretion of the Company’s Board of Directors. This redemption was approximately 17% of the requested redemption amount.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Statements

          This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; the outcome of current and future litigation, regulatory proceedings, or inquiries, changes in economic cycles; and competition within the hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in the quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission. Any forward-looking statement that the Company makes speaks only as of the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors as a result of new information, future events or otherwise, except as required by law.

Overview

          Apple REIT Six, Inc., together with its wholly owned subsidiaries (the “Company”), was formed and initially capitalized on January 20, 2004, with its first investor closing on April 23, 2004. The Company owns 66 hotels within different markets in the United States. The Company is treated as a Real Estate Investment Trust (“REIT”) for federal income tax purposes. The Company’s first hotel was acquired on May 28, 2004. Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels as compared to other hotels within their respective local markets, in general, has met the Company’s expectations for the period owned. With the significant decline in economic conditions throughout the United States since 2008, the Company has experienced a decline in revenue as compared to 2008, but an increase in revenue from continuing operations of 7% as compared to the first six months of 2010. Although there is no way to predict future general economic conditions, the Company anticipates mid single digit percentage revenue increases for the remainder of 2011 as compared to 2010.

          In evaluating financial condition and operating performance, the most important indicators on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”), revenue per available room (“RevPAR”), and Market Yield, which compares an individual hotel’s results to others in its local market, and expenses, such as hotel operating expenses, general and administrative and other expenses described below.

          The Company continually monitors the profitability of its properties and attempts to maximize shareholder value by timely disposal of properties. During the third quarter of 2010 the Company committed to sell two underperforming assets. These properties were the Tempe, Arizona TownePlace Suites and SpringHill Suites. The Company entered into a contract to sell the properties in January 2011 and completed the sale of the properties in June 2011. The results of these properties have been included in discontinued operations and are not included in the summary below. The following is a summary of the Company’s results from continuing operations:

	Three Months Ended June 30,					Six Months Ended June 30,

(in thousands except statistical data)	2011	Percent of Revenue	2010	Percent of Revenue	Percent Change	2011	Percent of Revenue	2010	Percent of Revenue	Percent Change

Total hotel revenue	$61,960	100%	$58,343	100%	6%	$116,487	100%	$108,774	100%	7%
Hotel operating expenses	35,012	57%	33,358	57%	5%	67,599	58%	63,783	59%	6%
Taxes, insurance and other expense	3,087	5%	3,129	5%	-1%	6,095	5%	6,290	6%	-3%
General and administrative expense	1,455	2%	1,405	2%	4%	2,700	2%	2,442	2%	11%

Depreciation	8,600		7,685		12%	16,457		15,316		7%
Interest expense, net	1,068		965		11%	1,957		1,874		4%

Number of hotels	66		66		—	66		66		—
Average Market Yield (1)	120		121		-1%	122		123		-1%
ADR	$111		$105		6%	$109		$103		6%
Occupancy	75%		75%		—	72%		71%		1%
RevPAR	$83		$78		6%	$78		$73		7%
Total rooms sold (2)	518,954		519,319		—	989,550		979,021		1%
Total rooms available (3)	692,447		692,356		—	1,377,767		1,377,604		—

(1)	Calculated from data provided by Smith Travel Research, Inc.®. Excludes properties under renovation during the applicable periods.
(2)	Represents the number of room nights sold during the period.
(3)	Represents the number of rooms owned by the Company multiplied by the number of nights in the period.

Legal Proceedings and Related Matters

          The term the “Apple REIT Companies” means the Company, Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

          On June 20, 2011, two shareholders of the Apple REIT Companies filed a putative class action captioned Kronberg et al. v. David Lerner Associates Inc., et al, Case No. 2:11-cv-03558, in the United States District Court for the District of New Jersey against David Lerner Associates, Inc. and certain of its officers, and the Apple REIT Companies and Glade M. Knight. The complaint, purportedly brought on behalf of purchasers of Units in the Apple REIT Companies, asserts claims and seeks, among other things, certification of the class, compensatory, special and general damages, and other costs and expenses. The complaint alleges, among other things, that: (1) David Lerner Associates, Inc. made false and misleading misrepresentations about (a) the value of the Units of the Apple REIT Companies, (b) previous distribution payments made by the Apple REIT Companies, and (c) the operations of the Apple REIT Companies, (2) the significant risks associated with the illiquid investment in the Apple REIT Companies were not properly disclosed to investors, and (3) under the various agency agreements between David Lerner Associates, Inc. and the Apple REIT Companies, the Apple REIT Companies and Glade M. Knight are responsible for the actions and representations of David Lerner Associates, Inc. and its certain officers regarding the sale of Units of the Apple REIT Companies. The Company believes that these claims against the Apple REIT Companies and Glade M. Knight are without merit, and the Company intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

          In addition to the lawsuit discussed above, there were two additional lawsuits filed against David Lerner Associates, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. The Company was not named in these suits.

          On May 27, 2011, the Financial Industry Regulatory Authority (“FINRA”) filed a complaint against David Lerner Associates, Inc., related to its sales practices relative to the Units of Apple REIT Ten, Inc. David Lerner Associates, Inc. was also the sole distributor (managing dealer) of the Company. The Company is unaffiliated with David Lerner Associates, Inc.; however, the Company relies upon it for administration of the Units. The Company intends on cooperating with regulatory or governmental inquiries.

Hotels Owned

          The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 66 hotels the Company owned at June 30, 2011. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price

Birmingham	Alabama	Fairfield Inn	LBA	8/25/05	63	$2,176
Dothan	Alabama	Courtyard	LBA	8/11/05	78	8,016
Dothan	Alabama	Hampton Inn & Suites	LBA	6/24/05	85	8,673
Huntsville	Alabama	Fairfield Inn	LBA	9/30/05	79	4,954
Huntsville	Alabama	Residence Inn	LBA	6/24/05	78	8,288
Montgomery	Alabama	SpringHill Suites	LBA	9/30/05	79	6,835
Tuscaloosa	Alabama	Courtyard	LBA	8/25/05	78	7,551
Tuscaloosa	Alabama	Fairfield Inn	LBA	8/25/05	63	3,982
Anchorage	Alaska	Hampton Inn	Stonebridge	3/14/05	101	11,500
Anchorage	Alaska	Hilton Garden Inn	Stonebridge	10/12/04	125	18,900
Anchorage	Alaska	Homewood Suites	Stonebridge	10/12/04	122	13,200
Phoenix	Arizona	Hampton Inn	Stonebridge	10/12/04	99	6,700
Arcadia	California	Hilton Garden Inn	Stonebridge	10/12/04	124	12,000
Arcadia	California	SpringHill Suites	Stonebridge	10/12/04	86	8,100
Bakersfield	California	Hilton Garden Inn	Hilton	3/18/05	120	11,500
Folsom	California	Hilton Garden Inn	Inn Ventures	11/30/05	100	18,028
Foothill Ranch	California	Hampton Inn	Stonebridge	4/21/05	84	7,400
Lake Forest	California	Hilton Garden Inn	Stonebridge	10/12/04	103	11,400
Milpitas	California	Hilton Garden Inn	Inn Ventures	11/30/05	161	18,600
Roseville	California	Hilton Garden Inn	Inn Ventures	11/30/05	131	20,759
San Francisco	California	Hilton Garden Inn	Inn Ventures	1/30/06	169	12,266
Boulder	Colorado	Marriott	White	5/9/05	157	30,000
Glendale	Colorado	Hampton Inn & Suites	Stonebridge	10/12/04	133	14,700
Lakewood	Colorado	Hampton Inn	Stonebridge	10/12/04	170	10,600
Farmington	Connecticut	Courtyard	White	10/20/05	119	16,330
Rocky Hill	Connecticut	Residence Inn	White	8/1/05	96	12,070
Wallingford	Connecticut	Homewood Suites	White	7/8/05	104	12,780
Clearwater	Florida	SpringHill Suites	LBA	2/17/06	79	6,923
Lake Mary	Florida	Courtyard	LBA	3/18/05	86	6,000
Lakeland	Florida	Residence Inn	LBA	6/24/05	78	9,886
Orange Park	Florida	Fairfield Inn	LBA	11/8/05	83	7,221
Panama City	Florida	Courtyard	LBA	4/26/06	84	9,245
Pensacola	Florida	Courtyard	LBA	8/25/05	90	11,369
Pensacola	Florida	Fairfield Inn	LBA	8/25/05	63	4,858
Pensacola	Florida	Hampton Inn & Suites	LBA	7/21/05	85	9,279
Tallahassee	Florida	Hilton Garden Inn	Hilton	3/18/05	99	10,850
Albany	Georgia	Courtyard	LBA	6/24/05	84	8,597
Columbus	Georgia	Residence Inn	LBA	6/24/05	78	7,888
Savannah	Georgia	SpringHill Suites	LBA	9/30/05	79	5,407
Valdosta	Georgia	Courtyard	LBA	10/3/05	84	8,284
Mt. Olive	New Jersey	Residence Inn	White	9/15/05	123	12,070
Somerset	New Jersey	Homewood Suites	White	8/17/05	123	17,750
Saratoga Springs	New York	Hilton Garden Inn	White	9/29/05	112	17,750
Roanoke Rapids	North Carolina	Hilton Garden Inn	Newport	3/10/08	147	17,764
Hillsboro	Oregon	Courtyard	Inn Ventures	3/9/06	155	11,000
Hillsboro	Oregon	Residence Inn	Inn Ventures	3/9/06	122	15,500
Hillsboro	Oregon	TownePlace Suites	Inn Ventures	12/19/05	136	11,500
Portland	Oregon	Residence Inn	Inn Ventures	12/19/05	258	42,000
Pittsburgh	Pennsylvania	Residence Inn	White	9/2/05	156	11,000
Myrtle Beach	South Carolina	Courtyard	Marriott	6/8/04	135	9,200
Nashville	Tennessee	Homewood Suites	Hilton	5/24/05	121	8,103
Arlington	Texas	SpringHill Suites	Western	6/30/05	122	7,486
Arlington	Texas	TownePlace Suites	Western	6/30/05	95	7,148
Dallas	Texas	SpringHill Suites	Western	12/9/05	148	19,500
Ft. Worth	Texas	Homewood Suites	Hilton	5/24/05	137	9,097
Ft. Worth	Texas	Residence Inn	Western	5/6/05	149	17,000
Ft. Worth	Texas	SpringHill Suites	Marriott	5/28/04	145	13,340
Laredo	Texas	Homewood Suites	Western	11/30/05	106	10,500
Laredo	Texas	Residence Inn	Western	9/12/05	109	11,445
Las Colinas	Texas	TownePlace Suites	Western	6/30/05	136	7,178
McAllen	Texas	Hilton Garden Inn	Western	7/19/05	104	9,000
Fredericksburg	Virginia	Hilton Garden Inn	Hilton	12/20/05	148	16,600
Kent	Washington	TownePlace Suites	Inn Ventures	12/19/05	152	12,000
Mukilteo	Washington	TownePlace Suites	Inn Ventures	12/19/05	128	12,000
Redmond	Washington	Marriott	Marriott	7/7/04	262	64,000
Renton	Washington	Hilton Garden Inn	Inn Ventures	11/30/05	150	16,096

				Total	7,658	$829,142

Results of Operations

          As of June 30, 2011, the Company owned 66 hotels with 7,658 rooms. The Company’s portfolio reflects the sale of two Tempe, Arizona properties in June 2011. Hotel performance is impacted by many factors, including the economic conditions in the United States, as well as each locality. During the period from the second half of 2008 through 2010, the overall weakness in the U.S. economy has had a considerable negative impact on both consumer and business travel. As a result, revenue in most markets in the United States has declined from levels of 2007 and the first half of 2008. However, economic conditions are showing evidence of improvement as shown in the Company’s year to date growth in revenue from continuing operations of 7% from the same period of 2010. While the Company does anticipate improvement in revenue and operating income in 2011 as compared to 2010 results, it is not expected that revenue and operating income will reach pre-recession levels. The Company’s hotels in general have shown results consistent with industry and brand averages for the period of ownership.

     Revenues

          The Company’s principal source of revenue is hotel room revenue and other related revenue. For the three months ended June 30, 2011 and 2010, the Company had total hotel revenue from continuing operations of $62.0 million and $58.3 million, respectively, with average occupancy of 75% for each period, ADR of $111 and $105 and RevPAR of $83 and $78 for each period. For the six months ended June 30, 2011 and 2010, the Company had total hotel revenue from continuing operations of $116.5 million and $108.8 million, respectively, with average occupancy of 72% and 71%, ADR of $109 and $103 and RevPAR of $78 and $73 for each period. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR. Since the beginning of 2010, the Company has experienced an increase in RevPar. The first component to improve was occupancy and as occupancy increases have stabilized, ADR has improved with a 6% increase in the second quarter and first half of 2011 as compared to the same period in 2010. With continued improvement, in both demand and rates, the Company and industry anticipate percentage revenue growth for the remainder of 2011 in the mid single digits, as compared to 2010. While reflecting the impact of post-recessionary levels of single-digit growth in national economic activity, the Company’s hotels also continue to be leaders in their respective markets. The Company’s average Market Yield for the first six months of 2011 and 2010 was 122 and 123. The Market Yield is a measure of each hotel’s RevPAR compared to the average (100) in its local market (the index excludes hotels under renovation).

     Expenses

          For the three months ended June 30, 2011 and 2010, hotel operating expenses from continuing operations totaled $35.0 million and $33.4 million, respectively, or 57% of total hotel revenue. For the six months ended June 30, 2011 and 2010, hotel operating expenses from continuing operations totaled $67.6 million and $63.8 million, respectively, or 58% and 59% of total hotel revenue. Hotel operating expenses consist of operating expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. Results for the three and six months ended June 30, 2011 reflect the impact of increases in revenues and occupancy at most of the Company’s hotels, and the Company’s efforts to control costs in a challenging economic environment. Certain operating costs, such as management costs, certain utility costs and minimum supply and maintenance costs are relatively fixed in nature. The Company has been successful in reducing, relative to revenue increases, certain labor costs, hotel supply costs, maintenance costs, and utilities by continually monitoring and sharing utilization data across its hotels and management companies. Although operating expenses will increase as occupancy and revenue increases, the Company has and will continue to work with its management companies to reduce costs as a percentage of revenue as aggressively as possible while maintaining quality and service levels at each property.

          Taxes, insurance, and other expenses from continuing operations for the three months ended June 30, 2011 and 2010 were $3.1 million, or 5% of total hotel revenue for each period. For the six months ended June 30, 2011 and 2010, taxes, insurance, and other expense from continuing operations totaled $6.1 million and $6.3 million, or 5% and 6% of total hotel revenue. The decline is a result of lower real estate property tax assessments at selected hotels, including the results of successful appeals of assessments for some locations. In addition, the Company has experienced lower property insurance expense for most hotel properties, in comparison to insurance rates in effect during 2010.

          General and administrative expenses from continuing operations for the three months ended June 30, 2011 and 2010 were $1.5 million and $1.4 million, or 2% of total hotel revenue for each period. For the six months ended June 30, 2011 and 2010, general and administrative expenses from continuing operations totaled $2.7 million and $2.4 million, respectively, or 2% of total hotel revenue for each period. The principal components of general and administrative expense are advisory fees and reimbursable expenses, legal fees, accounting fees, reporting expenses and the Company’s share of the loss from its investment in Apple Air Holding, LLC. The Company has incurred approximately $400,000 in legal costs in 2011, an increase over the prior year due to legal and related matters discussed above and continued costs related to responding to Securities and Exchange Commission inquiries, and anticipates it will continue to incur significant legal costs for at least the remainder of 2011.

          Depreciation expense from continuing operations was $8.6 million and $7.7 million for the three months ended June 30, 2011 and 2010. For the six months ended June 30, 2011 and 2010, depreciation expense from continuing operations totaled $16.5 million and $15.3 million. Depreciation expense represents expense of the Company’s 66 hotels that are included in continuing operations and related personal property for their respective periods owned. The increase in depreciation is due to renovations completed throughout 2010 and in the first six months of 2011.

          Interest expense, net from continuing operations was $1.1 million and $1.0 million for the three months ended June 30, 2011 and 2010. For the six months ended June 30, 2011 and 2010, interest expense, net from continuing operations totaled $2.0 million and $1.9 million. Interest expense relates to debt assumed with certain properties acquired, as well as borrowings on the Company’s credit facility. During the six months ended June 30, 2011 and 2010, the Company capitalized approximately $164,000 and $69,000 of interest associated with renovation activities.

Liquidity and Capital Resources

          Operating cash flow from the properties owned and a $60 million credit facility are the Company’s principal source of liquidity. In addition, the Company may also borrow additional funds, subject to limitations set forth in its bylaws. With the availability of this credit facility, the Company maintains little cash on hand, accessing the facility as necessary. As a result, cash on hand was $0 at June 30, 2011. The outstanding balance on the credit facility was $43.7 million at June 30, 2011 and its interest rate was 5.0%. The Company anticipates that cash flow from operations and the credit facility will be adequate to meet its anticipated liquidity requirements in 2011, including distributions to shareholders (the Company is not required to make distributions at its current rate for REIT purposes), capital expenditures and debt service. The Company’s credit facility was extended in June 2011 and is now scheduled to mature in June 2012. The Company intends to maintain a relatively stable distribution rate with varying economic cycles. With the depressed financial results of the Company and the lodging industry as compared to pre-recessionary levels, the Company will attempt if necessary to utilize additional financing to achieve this objective. Although the Company has relatively low levels of debt, there can be no assurances it will be successful with this strategy and may need to reduce its distributions to required levels. If the Company were unable to extend its maturing debt in 2012 or if it were to default on its debt it may be unable to make distributions.

          To reduce interest costs, in April 2011, the Company retired the mortgage associated with its Hampton Inn hotel in Foothill Ranch, California four months prior to its scheduled maturity date, the first opportunity available to repay without a prepayment penalty. The outstanding principal balance of $4.0 million was paid using proceeds from the Company’s credit facility.

          To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions in the first six months of 2011 totaled $35.2 million. For the same period the Company’s cash generated from operations was $31.5 million. The shortfall includes a return of capital and was funded primarily by borrowings on the credit facility. The Company intends to continue paying distributions on a monthly basis. However, since there can be no assurance of the ability of the Company’s properties to provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate. The Board of Directors monitors the Company’s distribution rate relative to the performance of the hotels on an ongoing basis and may make adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company. In January 2010 the Board of Directors reduced the Company’s annual distribution rate from $0.90 to $0.77 per common share. The reduction was effective March 2010. With the operational improvements, the Board of Directors increased the annual distribution rate to $0.79 in June 2011. The new distribution rate is effective with the July 2011 distribution and will continue to be paid monthly.

          The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements and under certain loan agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. During the first six months of 2011, total capital expenditures were approximately $7.4 million. The Company anticipates expenditures of approximately $13 million to $15 million for the full year of 2011 in connection with renovations and brand initiatives.

          The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually paid for the Unit; or (2) $11.00 per Unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the six months ended June 30, 2011 and 2010, the Company redeemed approximately 1.3 million Units and 1.4 million Units in the amount of $14.2 million and $15.2 million under the program. Since the inception of the program through June 30, 2011, the Company has redeemed approximately 15.2 million Units for $166.4 million under the program. The redemptions made through June 30, 2011 were 100% of the redemptions requested.

          In February 2006, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 20 million Units for potential issuance under the plan. During the six months ended June 30, 2011 and 2010, approximately 1.3 million and 1.4 million Units, representing $14.7 million and $15.7 million in proceeds to the Company, were issued under the plan. Since the inception of the plan through June 30, 2011, 15.6 million Units, representing $171.2 million in proceeds to the Company, were issued under the plan.

Related Party Transactions

          The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section and no new significant related party transactions during the six months ended June 30, 2011. The Board of Directors is not required to approve each individual transaction that falls under a related party relationship; however, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

          The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“A6A”), pursuant to which A6A provides management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and total approximately $0.8 million for both the six months ended June 30, 2011 and 2010.

          Through its wholly-owned subsidiary, Apple Fund Management, LLC, the Company provides support services to Apple Six Realty Group (“A6RG”), Apple Suites Realty Group, Inc. (“ASRG”), A6A, Apple Seven Advisors, Inc. (“A7A”), Apple REIT Seven, Inc., Apple Eight Advisors, Inc. (“A8A”), Apple REIT Eight, Inc., Apple Nine Advisors, Inc. (“A9A”), Apple REIT Nine, Inc, Apple Ten Advisors, Inc. (“A10A”) and Apple REIT Ten, Inc. A7A provides day to day advisory and administrative functions for Apple REIT Seven, Inc. A8A provides day to day advisory and administrative functions for Apple REIT Eight, Inc. A9A provides day to day advisory and administrative functions for Apple REIT Nine, Inc. A10A provides day to day advisory and administrative functions for Apple REIT Ten, Inc. ASRG provides real estate brokerage services to the Company, Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. Each of these companies has agreed to reimburse the Company for its costs in providing these services. A6RG, ASRG, A6A, A7A, A8A, A9A, and A10A are 100% owned by Glade Knight, the Company’s Chairman and Chief Executive Officer. For the six months ended June 30, 2011 and 2010, the Company received reimbursement of its costs totaling approximately $3.6 million and $3.3 million from the participating entities. The Company’s net allocated cost for these support services was approximately $0.9 million and $0.7 million for the six months ended June 30, 2011 and 2010. As part of this arrangement, the day to day transactions may result in amounts due to or from the noted related parties. To efficiently manage cash disbursements, the individual companies may make payments for any or all of the related companies. The amounts due to or from the related companies are reimbursed or collected and are not significant in amount.

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

          Included in other assets, net on the Company’s consolidated balance sheet is a 26% equity investment in Apple Air Holding, LLC (“Apple Air”). The other members of Apple Air are Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Through its equity investment the Company has access to Apple Air’s aircraft for asset management and renovation purposes. The Company’s equity investment was approximately $1.9 million and $1.8 million at June 30, 2011 and December 31, 2010. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the six months ended June 30, 2011 and 2010, the Company recorded a loss of approximately $98,000 and $231,000 in each period as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in general and administrative expense in the Company’s consolidated statements of operations. Apple Air owned two aircraft during 2010, but reduced its ownership to one aircraft during the first quarter of 2011.

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

Subsequent Events

          In July 2011, the Company declared and paid approximately $6.0 million, or $0.066 per share, in distributions to its common shareholders of which $2.3 million or 211,000 Units were reinvested under the Company’s Dividend Reinvestment Plan.

          In July 2011, under the guidelines of the Company’s Unit Redemption Program, the Company redeemed 737,000 Units in the amount of $8.1 million. As contemplated in the program, the Company redeemed Units on a pro-rata basis. Whereby a percentage of each requested redemption was fulfilled at the discretion of the Company’s Board of Directors. This redemption was approximately 17% of the requested redemption amount.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of June 30, 2011, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash, or borrows under its credit facility. Based on the balance of the Company’s credit facility at June 30, 2011, of $43.7 million, every 100 basis points change in interest rates could impact the Company’s annual net income by $437,000, subject to the interest rate floor provisions of the credit facility and all other factors remaining the same. The Company’s cash balance at June 30, 2011 was $0.

Item 4. Controls and Procedures

          Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011. There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          The term the “Apple REIT Companies” means the Company, Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

          On June 20, 2011, two shareholders of the Apple REIT companies filed a putative class action captioned Kronberg et al. v. David Lerner Associates Inc., et al, Case No. 2:11-cv-03558, in the United States District Court for the District of New Jersey against David Lerner Associates, Inc. and certain of its officers, and the Apple REIT companies and Glade M. Knight. The complaint, purportedly brought on behalf of purchasers of Units in the Apple REIT companies, asserts claims and seeks, among other things, certification of the class, compensatory, special and general damages, and other costs and expenses. The complaint alleges, among other things, that: (1) David Lerner Associates, Inc. made false and misleading misrepresentations about (a) the value of the Units of the Apple REIT companies, (b) previous distribution payments made by the Apple REIT companies, and (c) the operations of the Apple REIT companies, (2) the significant risks associated with the illiquid investment in the Apple REIT companies were not properly disclosed to investors, and (3) under the various agency agreements between David Lerner Associates, Inc. and the Apple REIT Companies, the Apple REIT Companies and Glade M. Knight are responsible for the actions and representations of David Lerner Associates, Inc. and its certain officers regarding the sale of Units of the Apple REIT Companies. The Company believes that these claims against the Apple REIT Companies and Glade M. Knight are without merit, and the Company intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings.

Item 1A. Risk Factors

          The Company faces many risks, a number of which are described under “Risk Factors” in Part I of its 2010 Annual Report and below. The risks so described may not be the only risks the Company faces. Additional risks of which the Company is not yet aware, or that currently are not significant, may also impair its operations or financial results. If any of the events or circumstances described in the risk factors contained in the Company’s 2010 Annual Report or described below occurs, the business, financial condition or results of operations of the Company could suffer. The following updates the disclosures from Item 1A. “Risk Factors” previously disclosed in our Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission, and should be read in conjunction with those risk factors.

          The Company is subject to securities class action lawsuits and governmental regulatory oversight, which could have a material adverse effect on the financial condition, results of operations and cash flows of the Company.

          As a result of regulatory inquiries or other regulatory actions, or as a result of being publicly held, the Company may become subject to lawsuits. The Company is currently subject to a securities class action lawsuit and other suits may be filed against the Company in the future. Due to the preliminary status of the lawsuit and uncertainties related to litigation, the Company is unable at this time to evaluate the likelihood of either a favorable or unfavorable outcome or to estimate the range of potential exposure. If the outcome is unfavorable, the Company may be required to pay damages and/or change its business practices, any of which could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

          The Company has been and may continue to be subject to regulatory inquiries, which have resulted in and which could continue to result in costs and personnel time commitment to respond. It may also be subject to action by governing regulatory agencies, as a result of its activities, which could result in costs to respond and fines or changes in the Company’s business practices, any of which could have a material adverse effect on the financial condition, results of operations and cash flows of the Company. For more information about the Company’s legal proceedings, see “Legal Proceedings.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unit Redemption Program

          In July 2005, the Company instituted a Unit redemption program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually paid for the Unit; or (2) $11.00 per Unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As of June 30, 2011, the Company has redeemed approximately 15.2 million Units in the amount of $166.4 million under the program. The redemptions represent 100% of the redemption requests as of the last scheduled redemption date as of June 30, 2011. In July 2011, the scheduled redemption date for the third quarter of 2011, the Company redeemed in accordance with the Unit Redemption Program on a pro-rata basis approximately 17% of the requested redemptions or a total of approximately $8.1 million. See the Company’s complete consolidated statements of cash flows for the six months ended June 30, 2011 and 2010 in the Company’s interim financial statements in Item 1 of this Form 10-Q for a description of the sources and uses of the Company’s cash flows. The following is a summary of redemptions during the second quarter of 2011 (no redemptions occurred in May and June 2011):

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

April 2011	683,427	$10.98	15,167,242	(1)

(1)      The maximum number of Units that may be redeemed in any 12 month period is limited to up to five percent (5.0%) of the weighted average number of Units outstanding from the beginning of the 12 month period subject to the Company’s right to change the number of Units to be redeemed.

Item 6. Exhibits

Exhibit Number	Description of Documents

3.1	Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form S-11 (SEC File No. 333-112169) effective April 23, 2004).

3.2	Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Post-Effective Amendment No. 4 to Form S-11 (SEC File No. 333-112169) effective June 14, 2005).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

32.1

Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

101

The following materials from Apple REIT Six, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text. (FURNISHED HEREWITH.)

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE REIT SIX, INC.

By:	/s/ GLADE M. KNIGHT	Date: August 12, 2011

Glade M. Knight,
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: August 12, 2011

Bryan Peery,
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)