Form 10-K
period 2011-12-31
APPLE REIT SIX INC
filed 2012-03-12
CIK 1277151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

There is currently no established public market in which the Company’s common shares are traded. Based upon the price that Apple REIT Six, Inc.’s common equity last sold, which was $11, on June 30, 2011, the aggregate market value of the voting common equity held by non-affiliates of the registrant on such date was $1,006,569,000. The Company does not have any non-voting common equity.

Number of registrant’s common shares outstanding as of March 1, 2012: 91,050,957

Documents Incorporated by Reference

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement for the annual meeting of shareholders to be held on May 17, 2012.

APPLE REIT SIX, INC.
FORM 10-K
Index

This Form 10-K includes references to certain trademarks or service marks. The SpringHill Suites® by Marriott, TownePlace Suites® by Marriott, Fairfield Inn® by Marriott, Courtyard ® by Marriott, Residence Inn® by Marriott and Marriott Suites® trademarks are the property of Marriott International, Inc. or one of its affiliates. The Homewood Suites® by Hilton, Hilton Garden Inn®, Hampton Inn® and Hampton Inn & Suites® trademarks are the property of Hilton Worldwide or one or more of its affiliates. For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above referenced terms are used.

PART I

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential,” and similar expressions that convey the uncertainty of future events or outcomes. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Apple REIT Six, Inc. (“the Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles; the outcome of current and future litigation, regulatory proceedings or inquiries; and competition within the hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission and Item 1A in this report. Any forward-looking statement that the Company makes speaks only as of the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors as a result of new information, future events or otherwise, except as required by law.

Item 1. Business

The Company is a Virginia corporation that was formed in January 2004 to invest in income-producing real estate in the United States. Initial capitalization occurred on January 20, 2004 and operations began on May 28, 2004 when the Company acquired its first hotel. As of December 31, 2011, the Company owned 66 hotels operating in 18 states.

The Company is a real estate investment trust (“REIT”) which owns hotels in the United States. The Company has wholly-owned taxable REIT subsidiaries which lease all of the Company’s hotels from wholly-owned qualified REIT subsidiaries. The hotels are operated and managed by affiliates of Marriott International, Inc. (“Marriott”), Stonebridge Realty Advisors, Inc. (“Stonebridge”), Hilton Worldwide (“Hilton”), Western International (“Western”), Larry Blumberg & Associates (“LBA”), White Lodging Services Corporation (“White”), Inn Ventures, Inc. (“Inn Ventures”), and Newport Hospitality Group, Inc. (“Newport”) under separate hotel management agreements.

The Company has no foreign operations or assets and its operating structure includes only one segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company transactions and balances have been eliminated upon consolidation. Refer to Part II, Item 8 of this report, for the consolidated financial statements.

Website Access

The address of the Company’s Internet website is www.applereitsix.com. The Company makes available free of charge through its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. Information contained on the Company’s website is not incorporated by reference into this report.

Business Objectives

The Company’s primary objective is to enhance shareholder value by increasing funds from operations and cash available for distributions through internal growth and selective hotel renovation. This strategy includes utilizing the Company’s asset management expertise to improve the quality of the Company’s hotels by aggressively managing room rates, partnering with industry leaders in hotel management and franchising the hotels with leading brands, thereby improving the performance of an individual hotel in its local market. When cost effective, the Company renovates its properties to increase its ability to compete in particular markets. The Company believes its planned renovations and strong asset management of its portfolio will continue to increase each hotel’s performance in its individual market, although there can be no assurance of such results.

Financing

The Company has five notes payable outstanding assumed in conjunction with the acquisition of hotels. These notes have maturity dates ranging from January 2013 to December 2014, and stated interest rates ranging from 6.4% to 6.93%. The Company also has a $60 million unsecured credit facility with a commercial bank that is utilized for working capital, hotel renovations, and other general corporate funding purposes, including the payment of redemptions and distributions. The Company refinanced the credit facility in September 2011 with its existing lender. The outstanding principal balance of the credit facility was $43.7 million at December 31, 2011, which matures on September 8, 2013 and may be prepaid without penalty. Interest payments are due monthly and the applicable interest rate is equal to the applicable LIBOR (the London Interbank Offered Rate) plus 3.5%. The LIBOR floor under the previous agreement was removed, therefore reducing the Company’s effective interest rate. The effective interest rate for borrowings under the credit facility at December 31, 2011 was 3.82%. The credit facility also has an unused fee of 0.35% if the average outstanding quarterly balance is greater than $30 million and 0.5% if the average outstanding quarterly balance is less than $30 million. The Company anticipates that cash flow from operations and the credit facility will be adequate to meet its anticipated liquidity requirements, including debt service, capital improvements, required distributions to shareholders (the Company is not required to make distributions at its current rate for REIT purposes) and planned Unit redemptions. The Company intends to maintain a relatively stable distribution rate with varying economic cycles. If cash flow from operations and the credit facility are not adequate to meet liquidity requirements, the Company will attempt if necessary to utilize additional financing to achieve this objective. Although the Company has relatively low levels of debt, there can be no assurances it will be successful with this strategy and may need to reduce its distributions to required levels. If the Company were unable to extend its maturing debt in future periods or if it were to default on its debt it may be unable to make distributions or redemptions. The Company’s bylaws require board approval and review of any debt financing obtained by the Company.

Industry and Competition

The hotel industry is highly competitive. Each of the Company’s hotels is located in a developed area that includes other hotels and competes for guests primarily with other hotels in the Company’s immediate vicinity and secondarily with other hotels in the Company’s geographic market. An increase in the number of competitive hotels in a particular area could have a material adverse effect on the occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) of the Company’s hotels in that area. The Company believes that brand recognition, location, price and quality (of both the hotel and the services provided) are the principal competitive factors affecting the Company’s hotels. Additionally, general economic conditions in a particular market and nationally impact the performance of the hotel industry.

Hotel Operating Performance

As of December 31, 2011, the Company owned 66 hotels consisting of fourteen Hilton Garden Inn hotels, ten Residence Inn hotels, ten Courtyard hotels, seven SpringHill Suites hotels, six Homewood Suites hotels, five TownePlace Suites hotels, five Fairfield Inn hotels, four Hampton Inn hotels, three Hampton Inn & Suites hotels and two full service Marriott hotels. They are located in 18 states and, in aggregate, consist of 7,658 rooms. The Company sold two hotels located in Tempe, Arizona in June 2011. The results of operations of these two hotels are classified as discontinued operations.

Room revenue from continuing operations totaled $220.2 million in 2011, and the hotels achieved average occupancy of 72%, ADR of $110 and RevPAR of $79, compared with $206.6 million of room revenue, average occupancy of 71%, ADR of $104 and RevPAR of $74 in 2010. Hotel performance is impacted by many factors including the economic conditions in the United States as well as each locality. During the period from the second half of 2008 through 2010, the overall weakness in the U.S. economy had a considerable negative impact on both consumer and business travel. As a result, revenue in most markets in the United States declined from levels of 2007 and the first half of 2008. However, economic conditions have shown evidence of improvement in 2011. Although the industry in general has revenue below pre-recession levels, during the past two years the industry and the Company have experienced an increase in demand, as shown by improved occupancy rates during this period. In addition, also signifying a stabilizing economy, the Company experienced an increase in ADR of 6% during 2011 as compared to the prior year. With continued improvement, in both demand and room rates the Company and industry are forecasting a mid single digit percentage increase in revenue for 2012 as compared to 2011. While reflecting the impact of post-recessionary levels of single-digit growth in national economic activity, the Company’s hotels on average also continue to be leaders in their respective markets. The Company’s average Market Yield was 121 in both 2011 and 2010. The Market Yield is a measure of each hotel’s RevPAR compared to the average in the market, with 100 being the average (the index excludes hotels under renovation) and is provided by Smith Travel Research, Inc.®, an independent company that tracks historical hotel performance in most markets throughout the world. The Company will continue to pursue market opportunities to improve revenue. See the Company’s complete financial statements in Item 8 of this report.

Management and Franchise Agreements

Each of the Company’s 66 hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies: Marriott, Stonebridge, Hilton, Western, LBA, White, Inn Ventures or Newport. The agreements have remaining terms ranging from 1 to 23 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. During the years ended December 31, 2011, 2010 and 2009, the Company incurred approximately $8.0 million, $7.0 million and $6.6 million in management fees for continuing operations.

Stonebridge, Western, LBA, White, Inn Ventures and Newport are not affiliated with either Marriott or Hilton, and as a result, the hotels managed by these companies were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for an initial term of 13 to 20 years. Fees associated with the Hilton agreements generally include the payment of royalty fees and program fees based on room revenues. The Marriott franchise agreements provide for an initial term of 15 to 20 years. Fees associated with the Marriott agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. During the years ended December 31, 2011, 2010 and 2009, the Company incurred approximately $9.9 million, $9.3 million and $8.8 million in franchise fees for continuing operations.

The franchise and/or management agreements provide a variety of benefits for the Company, which include national advertising, publicity, and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards, centralized reservation systems and best practices within the industry.

Maintenance and Renovation

The hotels have an ongoing need for renovation and refurbishment. Under various hotel management agreements, the Company has agreed to fund expenditures for periodic repairs, replacement or refurbishment of furniture, fixtures and equipment for the hotels in an amount equal to a certain percentage of gross revenues. In addition, other capital improvement projects are directly funded by the Company. During 2011 and 2010 the Company spent approximately $14.1 million and $8.2 million on capital improvements.

Employees

During 2011, all employees involved in the day-to-day operation of the Company’s hotels were employed by third party management companies engaged pursuant to the hotel management agreements. At December 31, 2011, a subsidiary of the Company (Apple Fund Management, LLC) had 50 employees. These employees not only provide support to the Company, but as discussed below, they also provide support to various related parties.

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

Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section and no new significant related party transactions during the year ended December 31, 2011. The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The Company has a contract with Apple Six Realty Group (“A6RG”), a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, A6RG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions plus certain reimbursable costs. As of December 31, 2011, payments to A6RG for services under the terms of this contract have totaled $16.9 million since inception which were capitalized as a part of the purchase price of the hotels. No fees were incurred during 2011, 2010 and 2009 under the contract.

The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“A6A”), pursuant to which A6A provides management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled $1.5 million for each of the three years ended December 31, 2011, 2010 and 2009.

Through its wholly-owned subsidiary, Apple Fund Management, LLC (“AFM”), the Company provides support services to A6RG, Apple Suites Realty Group, Inc. (“ASRG”), A6A, Apple Seven Advisors, Inc. (“A7A”), Apple REIT Seven, Inc., Apple Eight Advisors, Inc. (“A8A”), Apple REIT Eight, Inc., Apple Nine Advisors, Inc. (“A9A”), Apple REIT Nine, Inc., Apple Ten Advisors, Inc. (“A10A”) and Apple REIT Ten,

Inc. A7A provides day to day advisory and administrative functions for Apple REIT Seven, Inc. A8A provides day to day advisory and administrative functions for Apple REIT Eight, Inc. A9A provides day to day advisory and administrative functions for Apple REIT Nine, Inc. A10A provides day to day advisory and administrative functions for Apple REIT Ten, Inc. ASRG provides real estate brokerage services to Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. Each of these companies has agreed to reimburse the Company for its costs in providing these services. A6RG, ASRG, A6A, A7A, A8A, A9A and A10A are 100% owned by Glade Knight, the Company’s Chairman and Chief Executive Officer. For the years ended December 31, 2011, 2010 and 2009, the Company received reimbursement of its costs totaling $7.2 million, $6.1 million and $5.9 million from the participating entities. The Company’s net allocated cost for these support services was approximately $1.5 million, $1.7 million and $1.9 million for the years ended December 31, 2011, 2010 and 2009. As part of this arrangement, the day to day transactions may result in amounts due to or from the noted related parties. To effectively manage cash disbursements, the individual companies may make payments for any or all of the related companies. The amounts due to or from the related companies are reimbursed or collected and are not significant in amount.

Although there is a potential conflict on time allocation of personnel due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement allows the companies to share costs yet attract and retain superior executives and staff. The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements. Amounts reimbursed to the Company include both compensation for personnel and “overhead” (office rent, utilities, benefits, office supplies, etc.) utilized by the companies. AFM receives its direction for staffing and compensation from the advisory companies (A6A, A7A, A8A, A9A, A10A, ASRG, and A6RG) each of which is wholly owned by Glade M. Knight. Since the employees of AFM may also perform services for the advisors, individuals, including executive officers, have received and may receive consideration directly from the advisors. The allocation of costs is made by the management of the several REITs and is reviewed at least annually by the Compensation Committees of the several REITs. In making the allocation, management and the Compensation Committee consider all relevant facts related to the Company’s level of business activity and the extent to which the Company requires the services of particular personnel. The costs allocated are actual costs and do not include any profit/markup for the Company. Such payments are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to each Company.

Including A6RG, ASRG, A6A, A7A, A8A, A9A and A10A discussed above, Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. Members of the Company’s Board of Directors are also on the boards of Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

Included in other assets, net on the Company’s consolidated balance sheet, is a 26% equity investment in Apple Air Holding, LLC (“Apple Air”). The other members of Apple Air are Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Through its equity investment the Company has access to Apple Air’s aircraft for asset management and renovation purposes. The Company’s equity investment in Apple Air was approximately $1.7 million and $1.8 million at December 31, 2011 and 2010, respectively. The Company has recorded its share of income or losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the years ended December 31, 2011 and 2010, the Company recorded a loss of approximately $0.2 million and $0.9 million as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft and the reduction in basis of the aircraft in 2010 due to the planned trade in for one new airplane in 2011, and is included in general and administrative expense in the Company’s consolidated statements of operations. Apple Air owned two aircraft during 2010, but reduced its ownership to one aircraft during the first quarter of 2011.

The Company has incurred legal fees associated with the Legal Proceedings and Related Matters discussed herein. The Company also incurs other professional fees such as accounting, auditing and reporting. These fees are included in general and administrative expense in the Company’s consolidated statements of operations. To be cost effective, these services received by the Company are shared as applicable across the other Apple REIT Companies (Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc., and Apple REIT Ten, Inc.). The professionals cannot always specifically identify their fees for one company therefore management allocates these costs across the companies that benefit from the services.

Item 1A. Risk Factors

The following describes several risk factors which are applicable to the Company. There are many factors that may affect the Company’s business and results of operations. You should carefully consider, in addition to the other information contained in this report, the risks described below.

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

General Local and National Economic Conditions

Changes in general local or national economic or market conditions, increased costs of energy, increased costs of insurance, increased costs of products, increased costs and shortages of labor, competitive factors, fuel shortages, quality of management, the ability of a hotel chain to fulfill any obligations to operators of its hotel business, limited alternative uses for the building, changing consumer habits, condemnation or uninsured losses, changing demographics, changing traffic patterns, inability to remodel outmoded buildings as required by the franchise or lease agreement and other factors beyond the Company’s control may reduce operating results and the value of properties that the Company owns. Additionally, these items, among others, may reduce the availability of capital to the Company. As a result, cash available to make distributions to shareholders may be affected.

Current General Economic Environment in the Lodging Industry

The United States continues to be in a post-recessionary low-growth environment, which has experienced historically high levels of unemployment. Uncertainty over the depth and duration of this economic environment continues to have a negative impact on the lodging industry. There is some general consensus among economists that the economy in the United States emerged from a recessionary environment in 2009, but high unemployment levels and sluggish business and consumer travel trends were evident in both 2010 and 2011. As a result, the Company and the industry continue to experience reduced revenue as compared to pre-recessionary periods. Accordingly, the Company’s financial results have been impacted by the economic environment, and future financial results and growth could be further harmed until a more expansive national economic environment is prevalent. A weaker than anticipated economic recovery, or a return to a recessionary national economic environment, could result in low or decreased levels of business and consumer travel, negatively impacting the lodging industry. Such an economic outcome could also negatively impact the Company’s future growth prospects and results of operations.

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

The hospitality industry could also experience a significant decline in occupancy and average daily rates due to a reduction in both business and leisure travel. General economic conditions, increased fuel costs, natural disasters and terrorist attacks are a few factors that could affect an individual’s willingness to travel. The Company’s property insurance will typically cover losses for property damage due to terrorist attacks or natural disasters (subject to policy deductibles). However, the Company is not insured against the potential negative effect a terrorist attack or natural disaster would have on the hospitality industry as a whole.

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

Competition

The hotel industry is highly competitive. Each of the Company’s hotels is located in a developed area that includes other hotels and competes for guests primarily with other hotels in the Company’s immediate vicinity and secondarily with other hotels in the Company’s geographic market. An increase in the number of competitive hotels in a particular area could have a material adverse effect on the occupancy, average daily rate and revenue per available room of the Company’s hotels in that area.

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

Distributions to Shareholders

If the Company’s properties do not generate sufficient revenue to meet operating expenses, the Company’s cash flow and the Company’s ability to make distributions to shareholders may be adversely affected. The Company is subject to all operating risks common to hotels. These risks might adversely affect occupancy or room rates. Increases in operating costs due to inflation and other factors may not necessarily be offset by increased room rates. The local, regional and national hotel markets may limit the extent to which room rates may be increased to meet increased operating expenses without decreasing occupancy rates. While the Company intends to make monthly distributions to shareholders, there can be no assurance that the Company will be able to make distributions at any particular time or rate, or at all. Further, there is no assurance that a distribution rate achieved for a particular period will be maintained in the future. Also, while management may establish goals as to particular rates of distribution or have an intention to make distributions at a particular rate, there can be no assurance that such goals or intentions will be realized.

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

Financing Risks

Although the Company anticipates maintaining low levels of debt, it may periodically use short-term financing to perform renovations to its properties, make shareholder distributions or planned Unit redemptions in periods of fluctuating income from its properties. The debt markets have been volatile and subject to increased regulation and, as a result, the Company may not be able to use debt to meet its cash requirements.

Securities Class Action Lawsuits and Governmental Regulatory Oversight Risks

As a result of regulatory inquiries or other regulatory actions, or as a result of being publicly held, the Company may become subject to lawsuits. A subsidiary of the Company is currently subject to one securities class action lawsuit and other suits may be filed against the Company in the future. Due to the preliminary status of the lawsuit and uncertainties related to litigation, the Company is unable at this time to evaluate the likelihood of either a favorable or unfavorable outcome or to estimate the range of potential exposure. If the outcome is unfavorable, the Company may be required to pay damages and/or change its business practices, any of which could have a material adverse effect on the Company’s financial condition, results of operations and cash flows. The ability of the Company to access capital markets, including commercial debt markets, could be negatively impacted by unfavorable, or the possibility of unfavorable, outcomes to lawsuits or adverse regulatory actions.

The Company has been and may continue to be subject to regulatory inquiries, which have resulted in and which could continue to result in costs and personnel time commitment to respond. It may also be subject to action by governing regulatory agencies, as a result of its activities, which could result in costs to respond and fines or changes in the Company’s business practices, any of which could have a material adverse effect on the financial condition, results of operations, liquidity and capital resources, and cash flows of the Company.

Technology is used in operations, and any material failure, inadequacy, interruption or security failure of that technology could harm the business.

The Company and its hotel managers and franchisors rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. Some of the information technology is purchased from vendors, on whom the systems depend. The Company and its hotel managers and franchisors rely on commercially available and internally developed systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential operator and other customer information, such as individually identifiable information, including information relating to financial accounts. Although the Company and its hotel managers and franchisors have taken steps necessary to protect the security of their information systems and the data maintained in those systems, it is possible that the safety and security measures taken will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of information systems could interrupt operations, damage reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on the business, financial condition and results of operations of the Company.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of December 31, 2011, the Company owned 66 hotels located in 18 states with an aggregate of 7,658 rooms consisting of the following:

Brand	Total by Brand	Number of Rooms
Hilton Garden Inn	14	1,793
Residence Inn	10	1,247
Courtyard	10	993
SpringHill Suites	7	738
Homewood Suites	6	713
TownePlace Suites	5	647
Fairfield Inn	5	351
Hampton Inn	4	454
Hampton Inn & Suites	3	303
Marriott	2	419

Total	66	7,658

The following table includes the location of each hotel, the date of construction, the date acquired, encumbrances (if any), initial acquisition cost, gross carrying value and the number of rooms of each hotel.

REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2011
(dollars in thousands)

City	State	Brand	Encumbrances	Initial Cost		Subsequently Capitalized	Total Gross Cost	Acc Deprec	Date of Construction	Date Acquired	Depreciable Life	# of Rooms
				Land(1)	Bldg./ FF&E/Other	Bldg Imp. & FF&E
Birmingham	Alabama	Fairfield Inn	$—	$347	$2,064	$291	$2,702	$(506)	1995	Aug-05	3 - 39 yrs.	63
Dothan	Alabama	Courtyard	—	1,262	7,150	1,371	9,783	(1,935)	1996	Aug-05	3 - 39 yrs.	78
Dothan	Alabama	Hampton Inn & Suites	—	837	8,134	203	9,174	(1,867)	2004	Jun-05	3 - 39 yrs.	85
Huntsville	Alabama	Fairfield Inn	2,605	502	4,817	296	5,615	(962)	1999	Sep-05	3 - 39 yrs.	79
Huntsville	Alabama	Residence Inn	—	941	7,638	1,558	10,137	(2,128)	2002	Jun-05	3 - 39 yrs.	78
Montgomery	Alabama	SpringHill Suites	3,256	956	6,334	301	7,591	(1,238)	1998	Sep-05	3 - 39 yrs.	79
Tuscaloosa	Alabama	Courtyard	—	—	7,953	1,431	9,384	(1,907)	1996	Aug-05	3 - 39 yrs.	78
Tuscaloosa	Alabama	Fairfield Inn	—	—	4,240	302	4,542	(876)	1996	Aug-05	3 - 39 yrs.	63
Anchorage	Alaska	Hampton Inn	—	1,216	10,505	2,553	14,274	(3,437)	1997	Mar-05	3 - 39 yrs.	101
Anchorage	Alaska	Hilton Garden Inn	—	4,217	14,801	1,910	20,928	(4,030)	2002	Oct-04	3 - 39 yrs.	125
Anchorage	Alaska	Homewood Suites	—	1,797	11,052	842	13,691	(2,860)	2004	Oct-04	3 - 39 yrs.	122
Phoenix	Arizona	Hampton Inn	—	1,417	5,213	2,050	8,680	(1,817)	1998	Oct-04	3 - 39 yrs.	99
Arcadia	California	Hilton Garden Inn	—	1,716	10,197	2,398	14,311	(3,590)	1999	Oct-04	3 - 39 yrs.	124
Arcadia	California	SpringHill Suites	—	1,623	6,469	937	9,029	(2,033)	1999	Oct-04	3 - 39 yrs.	86
Bakersfield	California	Hilton Garden Inn	—	1,159	10,572	313	12,044	(2,658)	2004	Mar-05	3 - 39 yrs.	120
Folsom	California	Hilton Garden Inn	—	1,516	16,994	1,415	19,925	(3,815)	1999	Nov-05	3 - 39 yrs.	100
Foothill Ranch	California	Hampton Inn	—	1,051	6,504	1,017	8,572	(1,933)	1998	Apr-05	3 - 39 yrs.	84
Lake Forest	California	Hilton Garden Inn	—	1,533	9,433	356	11,322	(2,492)	2004	Oct-04	3 - 39 yrs.	103
Milpitas	California	Hilton Garden Inn	—	2,555	16,544	2,192	21,291	(4,387)	1999	Nov-05	3 - 39 yrs.	161
Roseville	California	Hilton Garden Inn	—	2,355	18,944	1,840	23,139	(4,486)	1999	Nov-05	3 - 39 yrs.	131
San Francisco	California	Hilton Garden Inn	—	1,994	9,558	2,309	13,861	(3,361)	1999	Jan-06	3 - 39 yrs.	169
Boulder	Colorado	Marriott	—	3,058	27,833	2,442	33,333	(6,896)	1997	May-05	3 - 39 yrs.	157
Glendale	Colorado	Hampton Inn & Suites	4,929	3,627	11,235	1,465	16,327	(3,268)	1999	Oct-04	3 - 39 yrs.	133
Lakewood	Colorado	Hampton Inn	—	2,490	8,108	2,527	13,125	(2,587)	2003	Oct-04	3 - 39 yrs.	170
Farmington	Connecticut	Courtyard	—	1,792	15,436	139	17,367	(3,056)	2005	Oct-05	3 - 39 yrs.	119
Rocky Hill	Connecticut	Residence Inn	—	1,469	11,287	137	12,893	(2,321)	2005	Aug-05	3 - 39 yrs.	96
Wallingford	Connecticut	Homewood Suites	—	1,412	12,079	310	13,801	(2,615)	2005	Jul-05	3 - 39 yrs.	104
Clearwater	Florida	SpringHill Suites	—	—	7,214	66	7,280	(1,476)	2006	Feb-06	3 - 39 yrs.	79
Lake Mary	Florida	Courtyard	—	685	5,573	2,490	8,748	(2,160)	1995	Mar-05	3 - 39 yrs.	86
Lakeland	Florida	Residence Inn	—	1,512	8,707	1,417	11,636	(2,362)	2001	Jun-05	3 - 39 yrs.	78
Orange Park	Florida	Fairfield Inn	—	850	6,984	283	8,117	(1,281)	1998	Nov-05	3 - 39 yrs.	83
Panama City	Florida	Courtyard	—	1,399	8,225	120	9,744	(1,681)	2006	Mar-06	3 - 39 yrs.	84
Pensacola	Florida	Courtyard	—	1,181	10,733	1,766	13,680	(2,309)	1997	Aug-05	3 - 39 yrs.	90
Pensacola	Florida	Fairfield Inn	—	467	4,706	300	5,473	(953)	1995	Aug-05	3 - 39 yrs.	63
Pensacola	Florida	Hampton Inn & Suites	—	1,241	8,361	126	9,728	(1,919)	2005	Jul-05	3 - 39 yrs.	85
Tallahassee	Florida	Hilton Garden Inn	—	1,096	10,137	1,147	12,380	(2,531)	1997	Mar-05	3 - 39 yrs.	99
Albany	Georgia	Courtyard	—	1,246	7,665	191	9,102	(1,765)	2004	Jun-05	3 - 39 yrs.	84
Columbus	Georgia	Residence Inn	—	—	8,184	222	8,406	(1,768)	2003	Jun-05	3 - 39 yrs.	78
Savannah	Georgia	SpringHill Suites	2,638	687	5,105	300	6,092	(1,020)	1999	Sep-05	3 - 39 yrs.	79
Valdosta	Georgia	Courtyard	—	1,030	7,535	1,248	9,813	(1,879)	2002	Oct-05	3 - 39 yrs.	84
Mt. Olive	New Jersey	Residence Inn	—	1,407	11,334	288	13,029	(2,443)	2005	Sep-05	3 - 39 yrs.	123
Somerset	New Jersey	Homewood Suites	—	1,807	16,807	398	19,012	(3,450)	2005	Aug-05	3 - 39 yrs.	123
Saratoga Springs	New York	Hilton Garden Inn	—	2,391	15,893	1,630	19,914	(3,558)	1999	Sep-05	3 - 39 yrs.	112
Roanoke Rapids	North Carolina	Hilton Garden Inn	—	2,457	15,714	35	18,206	(2,157)	2008	Mar-08	3 - 39 yrs.	147
Hillsboro	Oregon	Courtyard	5,877	1,869	9,494	2,454	13,817	(2,360)	1996	Mar-06	3 - 39 yrs.	155
Hillsboro	Oregon	Residence Inn	—	2,656	13,304	479	16,439	(2,750)	1994	Mar-06	3 - 39 yrs.	122
Hillsboro	Oregon	TownePlace Suites	—	2,140	9,725	1,343	13,208	(2,610)	1999	Dec-05	3 - 39 yrs.	136
Portland	Oregon	Residence Inn	—	4,390	38,697	3,590	46,677	(8,652)	2001	Dec-05	3 - 39 yrs.	258
Pittsburgh	Pennsylvania	Residence Inn	—	1,155	10,273	1,950	13,378	(2,969)	1998	Sep-05	3 - 39 yrs.	156
Myrtle Beach	South Carolina	Courtyard	—	1,857	7,631	1,337	10,825	(2,601)	1999	Jun-04	3 - 39 yrs.	135
Nashville	Tennessee	Homewood Suites	—	1,170	7,177	1,788	10,135	(2,055)	1999	May-05	3 - 39 yrs.	121
Arlington	Texas	SpringHill Suites	—	1,114	6,657	1,358	9,129	(1,749)	1998	Jun-05	3 - 39 yrs.	122
Arlington	Texas	TownePlace Suites	—	1,027	6,379	316	7,722	(1,488)	1999	Jun-05	3 - 39 yrs.	95
Dallas	Texas	SpringHill Suites	—	1,367	18,742	641	20,750	(4,051)	1997	Dec-05	3 - 39 yrs.	148
Fort Worth	Texas	Homewood Suites	—	1,152	8,210	2,517	11,879	(2,902)	1999	May-05	3 - 39 yrs.	137
Fort Worth	Texas	Residence Inn	—	1,873	15,586	208	17,667	(3,407)	2005	May-05	3 - 39 yrs.	149
Ft. Worth	Texas	SpringHill Suites	—	2,125	11,619	198	13,942	(2,852)	2004	May-04	3 - 39 yrs.	145
Laredo	Texas	Homewood Suites	—	1,112	9,787	255	11,154	(2,130)	2005	Nov-05	3 - 39 yrs.	106

REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2011
(dollars in thousands)

City	State	Brand	Encumbrances	Initial Cost		Subsequently Capitalized	Total Gross Cost	Acc Deprec	Date of Construction	Date Acquired	Depreciable Life	# of Rooms
				Land(1)	Bldg./ FF&E/Other	Bldg Imp. & FF&E
Laredo	Texas	Residence Inn	$—	$898	$10,973	$165	$12,036	$(2,365)	2005	Sep-05	3 - 39 yrs.	109
Las Colinas	Texas	TownePlace Suites	—	1,195	6,266	354	7,815	(1,627)	1998	Jun-05	3 - 39 yrs.	136
McAllen	Texas	Hilton Garden Inn	—	1,170	8,151	1,685	11,006	(2,432)	2000	Jul-05	3 - 39 yrs.	104
Fredericksburg	Virginia	Hilton Garden Inn	—	1,821	15,363	299	17,483	(3,208)	2005	Dec-05	3 - 39 yrs.	148
Richmond	Virginia	Corporate Office	—	684	1,038	3,925	5,647	(2,462)	1893	Jun-04	3 - 39 yrs.	N/A
Kent	Washington	TownePlace Suites	—	1,831	10,731	1,612	14,174	(2,941)	1999	Dec-05	3 - 39 yrs.	152
Mukilteo	Washington	TownePlace Suites	—	1,499	11,061	1,380	13,940	(2,804)	1999	Dec-05	3 - 39 yrs.	128
Redmond	Washington	Marriott	—	9,504	56,168	2,144	67,816	(13,571)	2004	Jul-04	3 - 39 yrs.	262
Renton	Washington	Hilton Garden Inn	—	1,272	14,679	2,252	18,203	(4,101)	1998	Nov-05	3 - 39 yrs.	150
Deposits on Construction in Progress			—	—	—	171	171	—

			$19,305	$107,179	$747,682	$77,353	$932,214	$(185,860)				7,658

(1)	Land is owned fee simple unless cost is $0, which means the property is subject to a ground lease.

Investment in real estate at December 31, 2011, consisted of the following (in thousands):

Land	$107,139
Building and Improvements	746,486
Furniture, Fixtures and Equipment	75,546
Franchise Fees	3,043

932,214
Less Accumulated Depreciation	(185,860)

Investment in Real Estate, net	$746,354

For additional information about the Company’s properties, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Legal Proceedings

The term the “Apple REIT Companies” means the Company, Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

On December 13, 2011, the United States District Court for the Eastern District of New York ordered that three putative class actions, Kronberg, et al. v. David Lerner Associates, Inc., et al., Kowalski v. Apple REIT Ten, Inc., et al., and Leff v. Apple REIT Ten, Inc., et al., be consolidated and amended the caption of the consolidated matter to be In re Apple REITs Litigation. The District Court also appointed lead plaintiffs and lead counsel for the consolidated action and ordered lead plaintiffs to file and serve a consolidated complaint by February 17, 2012. The parties agreed to a schedule for answering or otherwise responding to the complaint and that briefing on any motion to dismiss the complaint will be concluded by June 18, 2012. The Company was previously named as a party in the Kronberg, et al. v. David Lerner Associates, Inc., et al. class action lawsuit.

On February 17, 2012, lead plaintiffs and lead counsel in the In re Apple REITs Litigation, Civil Action No. 1:11-cv-02919-KAM-JO, filed an amended consolidated complaint in the United States District Court for the Eastern District of New York against the Company, Apple Suites Realty Group, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., Apple Fund Management, LLC, Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc., their directors and certain officers, and David Lerner Associates, Inc. and David Lerner. The consolidated complaint, purportedly brought on behalf of all purchasers of Units in the Company and the other Apple REIT Companies, or those who otherwise acquired these Units that were offered and sold to them by David Lerner Associates, Inc., or its affiliates and on behalf of subclasses of shareholders in New Jersey, New York, Connecticut and Florida, asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933. The consolidated complaint also asserts claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, negligence, and unjust enrichment, and claims for violation of the securities laws of Connecticut and Florida. The complaint seeks, among other things, certification of a putative nationwide class and the state subclasses, damages, rescission of share purchases and other costs and expenses.

On February 16, 2012, one shareholder of the Company and Apple REIT Seven, Inc., filed a putative class action lawsuit captioned Laurie Brody v. David Lerner Associates, Inc., et al., Case No. 1:12-cv-782-ERK-RER, in the United States District Court for the Eastern District of New York against the Company, Apple REIT Seven, Inc., Glade M. Knight, Apple Suites Realty Group, Inc., David Lerner Associates, Inc., and certain executives of David Lerner Associates, Inc. The complaint, purportedly brought on behalf of all purchasers of Units of the Company and Apple REIT Seven, Inc., or those who otherwise acquired these Units, asserts claims for breach of fiduciary duty and aiding and abetting breach of fiduciary duty, unjust enrichment, negligence, breach of written or implied contract (against the David Lerner Associates, Inc. defendants only), and for violation of New Jersey’s state securities laws. Counsel for the plaintiff in Laurie Brody v. David Lerner Associates et. al. has consented to consolidating this case into the In re Apple REITs Litigation.

The Company believes that any claims against it, its officers and directors and other Apple entities are without merit, and intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Shares

There is currently no established public market in which the Company’s common shares are traded. As of December 31, 2011, there were 91.2 million Units outstanding. Each Unit consists of one common share, no par value, and one Series A preferred share of the Company. The Company is currently selling shares to its existing shareholders at a price of $11.00 per share through its Dividend Reinvestment Plan. The Units are held by approximately 19,900 beneficial shareholders. In 2011, there was a tender offer made for the Units of the Company by a group of bidders. In December 2011, the bidders announced they acquired 8,107 Units for $5 a Unit. The Units acquired by the tender offer were approximately .009% of the Company’s outstanding shares. The weighted average price paid for shares through the tender offer and the Company’s Unit Redemption Program in 2011 was $10.96 per Unit. The bidders made another tender offer in February 2012 at $6 per Unit. The offer expires in April 2012.

Dividend Reinvestment Plan

In February 2006, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 20.0 million Units for potential issuance under the plan. As of December 31, 2011, approximately 16.7 million Units, representing $183.6 million in proceeds to the Company, have been issued under the plan. As of December 31, 2011 and 2010, the Company had approximately 28.5 million and 38.1 million Units participating in the Dividend Reinvestment Plan. Since there continues to be demand for the Units at $11 per Unit, the Company’s Board of Directors does not believe the offering price under the Dividend Reinvestment Plan should be changed at this time. However, the Board of Directors could change the price as it determines appropriate.

Unit Redemption Program

In July 2005, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually paid for the Unit; or (2) $11.00 per Unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As noted below, during 2011, the total redemption requests exceeded the authorized amount of redemptions and the Board of Directors has and will continue to limit the amount of redemptions as it deems prudent.

Since inception of the program though December 31, 2011, the Company has redeemed approximately 16.6 million Units representing $182.4 million. During the year ended December 31, 2011, the Company redeemed approximately 2.8 million Units in the amount of $30.2 million. As contemplated in the program, beginning with the July 2011 redemption, the Company redeemed Units on a pro-rata basis with approximately 17% of the amount requested redeemed in the third quarter of 2011 and approximately 7% of the amount requested redeemed in October 2011 (the last scheduled redemption date in 2011), leaving approximately 9.2 million Units requested but not redeemed. Prior to July 2011, the Company had redeemed 100% of redemption requests. The Company has a number of cash sources including cash from operations, dividend reinvestment plan proceeds, borrowings under its credit facilities and asset sales from which it can make redemptions. See the Company’s complete consolidated statements of cash flows for the years ended December 31, 2011, 2010 and 2009 in the Company’s audited financial statements in Item 8 of this Form 10-K for further description of the sources and uses of the Company’s cash flows. The following is a summary of redemptions during the fourth quarter of 2011 (no redemptions occurred in November and December 2011):

Issuer Purchases of Equity Securities

Period	(a)	(b)	(c)	(d)
	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
October 2011	726,613	$10.98	726,613	(1)

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

Series B Convertible Preferred Shares

In January 2004, the Company issued 240,000 Series B convertible preferred shares to Glade M. Knight, the Company’s Chairman and Chief Executive Officer. There are no dividends payable on the Series B convertible preferred shares. Holders of more than two-thirds of the Series B convertible preferred shares must approve any proposed amendment to the Articles of Incorporation that would adversely affect the Series B convertible preferred shares. Upon liquidation, each holder of the Series B convertible preferred shares is entitled to a priority liquidation payment. However, the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares’ distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11 per number of common shares into which each Series B convertible preferred share would convert. In the event that the liquidation of the Company’s assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis. The Series B convertible preferred shares are convertible into common shares upon and for 180 days following the occurrence of any of the following events: (1) substantially all of the Company’s assets, stock or business is sold or transferred through exchange, merger, consolidation, lease, share exchange or otherwise, other than a sale of assets in liquidation, dissolution or winding up of the Company’s business; or (2) the termination or expiration without renewal of the advisory agreement with Apple Six Advisors, Inc., or if the Company ceases to use Apple Six Realty Group, Inc. to provide property acquisition and disposition services; or (3) the Company’s common shares are listed on any securities exchange or quotation system or in any established market.

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

Distribution Policy

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions in 2011 totaled $71.2 million and were paid monthly at a rate of $0.066 per common share beginning in July 2011 and $0.064 per common share prior to that date. Distributions in 2010 totaled $72.3 million and were paid monthly at a rate of $0.064 per common share beginning in March 2010 and $0.075 per common share prior to that date. Distributions in 2009 totaled $82.2 million and were paid monthly at a rate of $0.075 per common share. The amount and timing of distributions to shareholders are within the discretion of the Company’s Board of Directors. The amount and frequency of future distributions will depend on the Company’s results of operations, cash flow from operations, economic conditions, working capital requirements, cash requirements to fund investing and financing activities, capital expenditure requirements, including improvements to and expansions of properties and the acquisition of additional properties, as well as the distribution requirements under federal income tax provisions for qualification as a REIT. The Company’s line of credit loan agreement can potentially limit distributions to 105% of funds from operations.

Non-Employee Directors Stock Option Plan and Incentive Plan

The Company’s Board of Directors has adopted and the Company’s shareholders have approved a Non-Employee Directors Stock Option Plan and an Incentive Plan. The options issued under each plan, upon exercise, convert to Units. Each Unit consists of one common share and one Series A preferred share of the Company. As of December 31, 2011, options to purchase 507,260 Units were outstanding with a weighted average exercise price of $11 per Unit under the Directors Plan. No options have been issued under the Incentive Plan. The following is a summary of securities issued under the plans as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation plans approved by security holders
Non-Employee Directors Stock Option Plan	507,260	$11.00	1,092,285
Incentive Plan	—	$—	4,029,318

Item 6. Selected Financial Data

The following table sets forth selected financial data for each of the five years in the period ended December 31, 2011. Certain information in the table has been derived from the Company’s audited financial statements and notes thereto. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, and Item 8, the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009	For the year ended December 31, 2008	For the year ended December 31, 2007
(in thousands except per share and statistical data)
Revenues:
Room revenue	$220,227	$206,624	$195,671	$233,112	$229,937
Other revenue	16,553	14,634	14,753	19,744	20,672
Reimbursed expenses	7,241	6,055	5,899	6,057	886

Total revenue	244,021	227,313	216,323	258,913	251,495
Expenses:
Hotel operating expenses	137,986	130,896	126,120	144,751	141,252
Taxes, insurance and other	12,133	12,143	13,248	13,438	13,250
Reimbursed expenses	7,241	6,055	5,899	6,057	886
General and administrative	6,151	6,072	4,935	5,397	5,637
Depreciation	32,432	30,806	30,417	30,411	27,201
Interest expense, net	3,617	3,800	2,312	1,784	1,853

Total expenses	199,560	189,772	182,931	201,838	190,079

Income from continuing operations	44,461	37,541	33,392	57,075	61,416
Income (loss) from discontinued operations	700	(3,157)	(13)	1,427	1,912

Net income	$45,161	$34,384	$33,379	$58,502	$63,328

Per Share:
Income from continuing operations per common share	$0.48	$0.41	$0.37	$0.63	$0.69
Income (loss) from discontinued operations per common share	0.01	(0.03)	—	0.01	0.02

Net income per common share	$0.49	$0.38	$0.37	$0.64	$0.71

Distributions paid per common share	$0.78	$0.79	$0.90	$0.90	$0.88
Weighted-average common shares outstanding—basic and diluted	91,254	91,323	91,178	90,899	89,644

Balance Sheet Data (at end of period):
Cash and cash equivalents	$32	$—	$—	$935	$33,261
Investment in real estate, net	$746,354	$764,557	$801,646	$823,463	$820,468
Total assets	$759,365	$788,213	$815,584	$849,783	$882,657
Notes payable	$63,067	$63,736	$54,040	$29,097	$51,679
Shareholders’ equity	$690,628	$719,771	$757,488	$809,382	$816,244
Net book value per share	$7.57	$7.87	$8.28	$8.82	$9.04

Other Data:
Cash flow from (used in):
Operating activities	$78,138	$70,956	$66,029	$88,747	$89,848
Investing activities	$(2,721)	$(8,505)	$(6,571)	$(33,234)	$(15,627)
Financing activities	$(75,385)	$(62,451)	$(60,393)	$(87,839)	$(67,120)
Number of hotels owned at end of period (including hotels held for sale)	66	68	68	68	67
Average Daily Rate (ADR)(b)(f)	$110	$104	$107	$117	$113
Occupancy(f)	72%	71%	66%	71%	74%
Revenue Per Available Room (RevPAR)(c)(f)	$79	$74	$70	$83	$84
Total rooms sold(d)(f)	2,005,542	1,986,223	1,836,076	1,990,489	2,028,026
Total rooms available(e)(f)	2,792,055	2,791,708	2,791,698	2,795,278	2,737,692

Funds From Operations Calculation(a):
Net income	$45,161	$34,384	$33,379	$58,502	$63,328
Loss on hotels held for sale	—	3,567	—	—	—
Depreciation of real estate owned	32,432	31,199	30,938	29,313	26,782

Funds from operations	$77,593	$69,150	$64,317	$87,815	$90,110

(a)

Funds from operations (FFO) is defined as net income (computed in accordance with generally accepted accounting principles—GAAP) excluding gains and losses from sales of depreciable property, plus depreciation and amortization and the loss on hotels held for sale. The Company considers FFO in evaluating property acquisitions and its operating performance and believes that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company’s activities in accordance with GAAP. The Company considers FFO as a supplemental measure of operating performance in the real estate industry, and along with the other financial measures included in this form 10-K, including net income, cash flow from operating activities, financing activities and investing activities, provides investors with an indication of the performance of the Company. The Company’s definition of FFO is not necessarily the same as such terms that are used by other companies. FFO is not necessarily indicative of cash available to fund cash needs.

(b)	Total room revenue divided by number of room nights sold.

(c)	ADR multiplied by occupancy percentage.

(d)	Represents the number of room nights sold during the period.

(e)	Represents the number of rooms owned by the Company multiplied by the number of nights in the period.

(f)	From continuing operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential,” and similar expressions that convey the uncertainty of future events or outcomes. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles; the outcome of current and future litigation, regulatory proceedings or inquiries; and competition within the hotel industry. Although the Company believes that the assumptions underlying the forward- looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission and Item 1A in this report. Any forward-looking statement that the Company makes speaks only as of the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors as a result of new information, future events or otherwise, except as required by law.

Overview

Apple REIT Six, Inc., together with its wholly owned subsidiaries (the “Company”), was formed and initially capitalized on January 20, 2004, with its first investor closing on April 23, 2004. The Company owns 66 hotels within different markets in the United States. The Company is treated as a Real Estate Investment Trust (“REIT”) for federal income tax purposes. The Company’s first hotel was acquired on May 28, 2004. Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels as compared to other hotels within their respective local markets, in general, has met the Company’s expectations for the period owned. With the significant decline in economic conditions throughout the United States beginning in the second half of 2008 through 2010, the Company experienced a decline in revenue as compared to 2008, but an increase in revenue from continuing operations of 7% as compared to 2010. Although there is no way to predict future general economic conditions, the Company anticipates mid single digit percentage revenue increases for 2012 as compared to 2011.

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

The following is a summary of the Company’s results from continuing operations:

(in thousands except statistical data)	Year ended December 31, 2011	Percent of Hotel Revenue	Year ended December 31, 2010	Percent of Hotel Revenue	Percent Change
Total hotel revenue	$236,780	100%	$221,258	100%	7%
Hotel operating expenses	137,986	58%	130,896	59%	5%
Taxes, insurance and other expense	12,133	5%	12,143	5%	—%
General and administrative expense	6,151	3%	6,072	3%	1%
Depreciation	32,432		30,806		5%
Interest expense, net	3,617		3,800		−5%
Number of hotels	66		66		—%
Average Market Yield(1)	121		121		—%
ADR	$110		$104		6%
Occupancy	72%		71%		1%
RevPAR	$79		$74		7%

(1)	Calculated from data provided by Smith Travel Research, Inc.® Excludes properties under renovations during the applicable periods.

Legal Proceedings and Related Matters

The term the “Apple REIT Companies” means the Company, Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

On December 13, 2011, the United States District Court for the Eastern District of New York ordered that three putative class actions, Kronberg, et al. v. David Lerner Associates, Inc., et al., Kowalski v. Apple REIT Ten, Inc., et al., and Leff v. Apple REIT Ten, Inc., et al., be consolidated and amended the caption of the consolidated matter to be In re Apple REITs Litigation. The District Court also appointed lead plaintiffs and lead counsel for the consolidated action and ordered lead plaintiffs to file and serve a consolidated complaint by February 17, 2012. The parties agreed to a schedule for answering or otherwise responding to the complaint and that briefing on any motion to dismiss the complaint will be concluded by June 18, 2012. The Company was previously named as a party in the Kronberg, et al. v. David Lerner Associates, Inc., et al. class action lawsuit.

On February 17, 2012, lead plaintiffs and lead counsel in the In re Apple REITs Litigation, Civil Action No. 1:11-cv-02919-KAM-JO, filed an amended consolidated complaint in the United States District Court for the Eastern District of New York against the Company, Apple Suites Realty Group, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., Apple Fund Management, LLC, Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc., their directors and certain officers, and David Lerner Associates, Inc. and David Lerner. The consolidated complaint, purportedly brought on behalf of all purchasers of Units in the Company and the other Apple REIT Companies, or those who otherwise acquired these Units that were offered and sold to them by David Lerner Associates, Inc., or its affiliates and on behalf of subclasses of shareholders in New Jersey, New York, Connecticut and Florida, asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933. The consolidated complaint also asserts claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, negligence, and unjust enrichment, and claims for violation of the securities laws of Connecticut and Florida. The complaint seeks, among other things, certification of a putative nationwide class and the state subclasses, damages, rescission of share purchases and other costs and expenses.

On February 16, 2012, one shareholder of the Company and Apple REIT Seven, Inc., filed a putative class action lawsuit captioned Laurie Brody v. David Lerner Associates, Inc., et al., Case No. 1:12-cv-782-ERK-RER, in the United States District Court for the Eastern District of New York against the Company, Apple REIT Seven, Inc., Glade M. Knight, Apple Suites Realty Group, Inc., David Lerner Associates, Inc., and certain executives of David Lerner Associates, Inc. The complaint, purportedly brought on behalf of all purchasers of Units of the Company and Apple REIT Seven, Inc., or those who otherwise acquired these Units, asserts claims for breach of fiduciary duty and aiding and abetting breach of fiduciary duty, unjust enrichment, negligence, breach of written or implied contract (against the David Lerner Associates, Inc. defendants only), and for violation of New Jersey’s state securities laws. Counsel for the plaintiff in Laurie Brody v. David Lerner Associates et. al. has consented to consolidating this case into the In re Apple REITs Litigation.

The Company believes that any claims against it, its officers and directors and other Apple entities are without merit, and intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

Hotels Owned

The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 66 hotels the Company owned at December 31, 2011. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Birmingham	Alabama	Fairfield Inn	LBA	8/25/05	63	$2,176
Dothan	Alabama	Courtyard	LBA	8/11/05	78	8,016
Dothan	Alabama	Hampton Inn & Suites	LBA	6/24/05	85	8,673
Huntsville	Alabama	Fairfield Inn	LBA	9/30/05	79	4,954
Huntsville	Alabama	Residence Inn	LBA	6/24/05	78	8,288
Montgomery	Alabama	SpringHill Suites	LBA	9/30/05	79	6,835
Tuscaloosa	Alabama	Courtyard	LBA	8/25/05	78	7,551
Tuscaloosa	Alabama	Fairfield Inn	LBA	8/25/05	63	3,982
Anchorage	Alaska	Hampton Inn	Stonebridge	3/14/05	101	11,500
Anchorage	Alaska	Hilton Garden Inn	Stonebridge	10/12/04	125	18,900
Anchorage	Alaska	Homewood Suites	Stonebridge	10/12/04	122	13,200
Phoenix	Arizona	Hampton Inn	Stonebridge	10/12/04	99	6,700
Arcadia	California	Hilton Garden Inn	Stonebridge	10/12/04	124	12,000
Arcadia	California	SpringHill Suites	Stonebridge	10/12/04	86	8,100
Bakersfield	California	Hilton Garden Inn	Hilton	3/18/05	120	11,500
Folsom	California	Hilton Garden Inn	Inn Ventures	11/30/05	100	18,028
Foothill Ranch	California	Hampton Inn	Stonebridge	4/21/05	84	7,400
Lake Forest	California	Hilton Garden Inn	Stonebridge	10/12/04	103	11,400
Milpitas	California	Hilton Garden Inn	Inn Ventures	11/30/05	161	18,600
Roseville	California	Hilton Garden Inn	Inn Ventures	11/30/05	131	20,759
San Francisco	California	Hilton Garden Inn	White	1/30/06	169	12,266
Boulder	Colorado	Marriott	White	5/9/05	157	30,000
Glendale	Colorado	Hampton Inn & Suites	Stonebridge	10/12/04	133	14,700
Lakewood	Colorado	Hampton Inn	Stonebridge	10/12/04	170	10,600
Farmington	Connecticut	Courtyard	White	10/20/05	119	16,330
Rocky Hill	Connecticut	Residence Inn	White	8/1/05	96	12,070
Wallingford	Connecticut	Homewood Suites	White	7/8/05	104	12,780
Clearwater	Florida	SpringHill Suites	LBA	2/17/06	79	6,923
Lake Mary	Florida	Courtyard	LBA	3/18/05	86	6,000
Lakeland	Florida	Residence Inn	LBA	6/24/05	78	9,886
Orange Park	Florida	Fairfield Inn	LBA	11/8/05	83	7,221
Panama City	Florida	Courtyard	LBA	4/26/06	84	9,245
Pensacola	Florida	Courtyard	LBA	8/25/05	90	11,369
Pensacola	Florida	Fairfield Inn	LBA	8/25/05	63	4,858
Pensacola	Florida	Hampton Inn & Suites	LBA	7/21/05	85	9,279
Tallahassee	Florida	Hilton Garden Inn	Hilton	3/18/05	99	10,850
Albany	Georgia	Courtyard	LBA	6/24/05	84	8,597
Columbus	Georgia	Residence Inn	LBA	6/24/05	78	7,888
Savannah	Georgia	SpringHill Suites	LBA	9/30/05	79	5,407
Valdosta	Georgia	Courtyard	LBA	10/3/05	84	8,284
Mt. Olive	New Jersey	Residence Inn	White	9/15/05	123	12,070
Somerset	New Jersey	Homewood Suites	White	8/17/05	123	17,750

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Saratoga Springs	New York	Hilton Garden Inn	White	9/29/05	112	17,750
Roanoke Rapids	North Carolina	Hilton Garden Inn	Newport	3/10/08	147	17,764
Hillsboro	Oregon	Courtyard	Inn Ventures	3/9/06	155	11,000
Hillsboro	Oregon	Residence Inn	Inn Ventures	3/9/06	122	15,500
Hillsboro	Oregon	TownePlace Suites	Inn Ventures	12/19/05	136	11,500
Portland	Oregon	Residence Inn	Inn Ventures	12/19/05	258	42,000
Pittsburgh	Pennsylvania	Residence Inn	White	9/2/05	156	11,000
Myrtle Beach	South Carolina	Courtyard	Marriott	6/8/04	135	9,200
Nashville	Tennessee	Homewood Suites	Hilton	5/24/05	121	8,103
Arlington	Texas	SpringHill Suites	Western	6/30/05	122	7,486
Arlington	Texas	TownePlace Suites	Western	6/30/05	95	7,148
Dallas	Texas	SpringHill Suites	Western	12/9/05	148	19,500
Ft. Worth	Texas	Homewood Suites	Hilton	5/24/05	137	9,097
Ft. Worth	Texas	Residence Inn	Western	5/6/05	149	17,000
Ft. Worth	Texas	SpringHill Suites	Marriott	5/28/04	145	13,340
Laredo	Texas	Homewood Suites	Western	11/30/05	106	10,500
Laredo	Texas	Residence Inn	Western	9/12/05	109	11,445
Las Colinas	Texas	TownePlace Suites	Western	6/30/05	136	7,178
McAllen	Texas	Hilton Garden Inn	Western	7/19/05	104	9,000
Fredericksburg	Virginia	Hilton Garden Inn	Hilton	12/20/05	148	16,600
Kent	Washington	TownePlace Suites	Inn Ventures	12/19/05	152	12,000
Mukilteo	Washington	TownePlace Suites	Inn Ventures	12/19/05	128	12,000
Redmond	Washington	Marriott	Marriott	7/7/04	262	64,000
Renton	Washington	Hilton Garden Inn	Inn Ventures	11/30/05	150	16,096

Total					7,658	$829,142

Management and Franchise Agreements

Each of the Company’s 66 hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies: Marriott International, Inc. (“Marriott”), Stonebridge Realty Advisors, Inc. (“Stonebridge”), Hilton Worldwide (“Hilton”), Western International (“Western”), Larry Blumberg & Associates (“LBA”), White Lodging Services Corporation (“White”), Inn Ventures, Inc. (“Inn Ventures”), or Newport Hospitality Group, Inc. (“Newport”). The agreements have remaining terms ranging from 1 to 23 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. During the years ended December 31, 2011, 2010 and 2009, the Company incurred approximately $8.0 million, $7.0 million and $6.6 million in management fees for continuing operations.

Stonebridge, Western, LBA, White, Inn Ventures and Newport are not affiliated with either Marriott or Hilton, and as a result, the hotels managed by these companies were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for an initial term of 13 to 20 years. Fees associated with the Hilton agreements generally include the payment of royalty fees and program fees based on room revenues. The Marriott franchise agreements provide for an initial term of 15 to 20 years. Fees associated with the Marriott agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. During the years ended December 31, 2011, 2010 and 2009, the Company incurred approximately $9.9 million, $9.3 million and $8.8 million in franchise fees for continuing operations.

Results of Operations for Years 2011 and 2010

As of December 31, 2011, the Company owned 66 hotels with 7,658 rooms. The Company’s portfolio reflects the sale of two Tempe, Arizona properties in June 2011. Hotel performance is impacted by many factors, including the economic conditions in the United States, as well as each locality. During the period from the second half of 2008 through 2010, the overall weakness in the U.S. economy had a considerable negative impact on both consumer and business travel. As a result, revenue in most markets in the United States declined from levels of 2007 and the first half of 2008. However, economic conditions are showing evidence of improvement as shown in the Company’s 2011 growth in revenue from continuing operations of 7% as compared to 2010. Although the Company expects continued improvement in revenue and operating income in 2012, it is not anticipated that revenue and operating income will completely return to pre-recession levels. The Company’s hotels in general have shown results consistent with industry and brand averages for the period of ownership.

Revenues

The Company’s principal source of revenue is hotel room revenue and other related revenue. For the years ended December 31, 2011 and 2010, the Company had total hotel revenue from continuing operations of $236.8 million and $221.3 million, respectively. For the years ended December 31, 2011 and 2010, the hotels achieved average occupancy of 72% and 71%, ADR of $110 and $104 and RevPAR of $79 and $74. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR. These rates are consistent with industry and brand averages. Since the beginning of 2010 the Company has experienced an increase in RevPAR. The first component to improve was occupancy and as occupancy increases have stabilized, ADR has improved with a 6% increase in 2011 compared to 2010. With continued improvement in both demand and rates, the Company and industry are anticipating a mid single digit percentage increase in revenue for 2012, as compared to 2011. While reflecting the impact of post-recessionary levels of single-digit growth in national economic activity, the Company’s hotels on average also continue to be leaders in their respective markets. The Company’s average Market Yield for 2011 and 2010 was 121. The Market Yield is a measure of each hotel’s RevPAR compared to the average in the market; with 100 being the average (the index excludes hotels under renovation) and is provided by Smith Travel Research, Inc.®, an independent company that tracks historical hotel performance in most markets throughout the world.

Expenses

For the years ended December 31, 2011 and 2010, hotel operating expenses from continuing operations totaled $138.0 million and $130.9 million, respectively, representing 58% of total hotel revenue in 2011 and 59% of total hotel revenue in 2010. Hotel operating expenses consist of operating expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. Hotel operational expenses for 2011 reflect the impact of increases in revenues at most of the Company’s hotels, and the Company’s efforts to control costs in a challenging economic environment. Certain operating costs, such as management costs, certain utility costs and minimum supply and maintenance costs are relatively fixed in nature. The Company has been successful in reducing, relative to revenue increases, certain labor costs, hotel supply costs, maintenance costs, and utilities by continually monitoring and sharing utilization data across its hotels and management companies. Although operating expenses will increase as occupancy and revenue increases, the Company has and will continue to work with its management companies to reduce costs as a percentage of revenue as aggressively as possible while maintaining quality and service levels at each property.

Taxes, insurance, and other expenses from continuing operations for the years ended December 31, 2011 and 2010 were $12.1 million for each period, or 5% of total hotel revenue. Taxes will likely increase if the economy continues to improve and localities reassess property values accordingly. Also, 2012 insurance rates have increased due to property and casualty carriers’ losses world-wide in the past year.

General and administrative expense for the years ended December 31, 2011 and 2010 was $6.2 million and $6.1 million, or 3% of total hotel revenue. The principal components of general and administrative expense are advisory fees and reimbursable expenses, legal fees, accounting fees, reporting expenses, and the Company’s share of the loss from its investment in Apple Air Holding, LLC. During 2011 and 2010, the Company incurred approximately $0.9 million and $0.5 million, respectively, in legal costs related to legal and related matters discussed herein and continued costs related to responding to Securities and Exchange Commission inquiries. The Company anticipates it will continue to incur significant legal costs at least during the first half of 2012. Also, during the fourth quarter of 2011, the Company began to incur costs associated with its evaluation of a potential consolidation transaction with Apple REIT Seven, Inc., Apple REIT Eight, Inc., and Apple REIT Nine, Inc. Total costs incurred were approximately $0.6 million. These costs will increase in 2012 if a transaction is pursued.

Depreciation expense from continuing operations for the years ended December 31, 2011 and 2010 was $32.4 million and $30.8 million. Depreciation expense represents the expense of the 66 hotels included in the Company’s continuing operations and related personal property for their respective periods owned. The increase in depreciation is due to renovations completed throughout 2010 and 2011.

Interest expense, net was $3.6 million and $3.8 million for the years ended December 31, 2011 and 2010. Interest expense relates to debt assumed with certain properties acquired, as well as borrowings on the Company’s credit facility. Interest expense decreased from 2010 due to the extinguishment of one mortgage in 2011 totaling $4.0 million, one mortgage extinguishment in 2010 totaling $2.9 million and the reduction in the effective interest rate under the Company’s credit facility. This was partially offset by increased borrowings on the Company’s credit facility. The Company capitalized interest of approximately $0.2 million and $0.1 million in 2011 and 2010 in conjunction with hotel renovations.

Results of Operations for Years 2010 and 2009

Revenues

For the years ended December 31, 2010 and 2009, the Company had total hotel revenue from continuing operations of $221.3 million and $210.4 million, respectively. For the years ended December 31, 2010 and 2009, the hotels achieved average occupancy of 71% and 66%, ADR of $104 and $107 and RevPAR of $74 and $70. These rates were consistent with industry and brand averages. The Company experienced an increase in demand, as shown by the improved occupancy rates in comparison to 2009. However, in addition to a stabilized economy, this improvement was a result of reduced room rates as reflected in the ADR decline in 2010 from comparable 2009 results. ADR for the fourth quarter of 2010 increased 1% from the fourth quarter of 2009. The Company’s hotels continued to be leaders in their respective markets. The Company’s average Market Yield for 2010 and 2009 was 120 for continuing hotels and excluding hotels under renovation during the period.

Expenses

For the years ended December 31, 2010 and 2009, hotel operating expenses from continuing operations totaled $130.9 million and $126.1 million, respectively, representing 59% of total hotel revenue in 2010 and 60% of total hotel revenue in 2009. With the Company’s revenue decline in 2009, the Company and its managers were aggressively reducing expenses where possible while still maintaining the quality and service levels of its properties. While certain costs of a hotel are fixed in nature, the Company was successful in reducing overall payroll costs, food and supplies, and utilities relative to revenue increases by continually monitoring and sharing utilization data across its hotels and management companies.

Taxes, insurance, and other expenses from continuing operations for the years ended December 31, 2010 and 2009 were $12.1 million and $13.2 million, or 5% and 6% of total hotel revenue. The decline was due to lower real estate property tax assessments at selected hotels, including the results of successful appeals of initial assessments for some locations. In addition, the Company experienced slightly lower property insurance expense for most hotel properties, in comparison to insurance rates in effect during 2009.

General and administrative expense for the years ended December 31, 2010 and 2009 was $6.1 million and $4.9 million, or 3% and 2% of total hotel revenue. The increases in 2010 were primarily due to approximately $0.45 million of costs incurred related to reviewing and evaluating various strategic alternatives for the Company and to approximately $0.45 million related to Apple Air’s loss from the contract to trade in its two jets for one new jet. Also, in 2010 the Company incurred approximately $0.5 million in legal and related costs responding to Securities and Exchange Commission inquiries.

Depreciation expense from continuing operations for the years ended December 31, 2010 and 2009 was $30.8 million and $30.4 million.

Interest expense, net was $3.8 million and $2.3 million for the years ended December 31, 2010 and 2009. Interest expense related to debt assumed with 14 of the properties acquired as well as a line of credit entered into in March 2008. Total debt assumed was approximately $54.1 million. Seven of the 14 assumed mortgages, or $23.2 million, were extinguished in 2008, and one additional mortgage, for $2.9 million, was extinguished in 2010. Interest expense increased from year to year due to increased borrowings on the Company’s line of credit. The Company capitalized interest of approximately $0.1 million and $0.3 million in 2010 and 2009 in conjunction with hotel renovations.

Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section and no new significant related party transactions during the year ended December 31, 2011. The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The Company has a contract with Apple Six Realty Group (“A6RG”), a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, A6RG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions plus certain reimbursable costs. As of December 31, 2011, payments to A6RG for services under the terms of this contract have totaled $16.9 million since inception which were capitalized as a part of the purchase price of the hotels. No fees were incurred during 2011, 2010 and 2009 under the contract.

The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“A6A”), pursuant to which A6A provides management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled $1.5 million for each of the three years ended December 31, 2011, 2010 and 2009.

Through its wholly-owned subsidiary, Apple Fund Management, LLC (“AFM”), the Company provides support services to A6RG, Apple Suites Realty Group, Inc. (“ASRG”), A6A, Apple Seven Advisors, Inc. (“A7A”), Apple REIT Seven, Inc., Apple Eight Advisors, Inc. (“A8A”), Apple REIT Eight, Inc., Apple Nine Advisors, Inc. (“A9A”), Apple REIT Nine, Inc., Apple Ten Advisors, Inc. (“A10A”) and Apple REIT Ten, Inc. A7A provides day to day advisory and administrative functions for Apple REIT Seven, Inc. A8A provides day to day advisory and administrative functions for Apple REIT Eight, Inc. A9A provides day to day advisory and administrative functions for Apple REIT Nine, Inc. A10A provides day to day advisory and administrative functions for Apple REIT Ten, Inc. ASRG provides real estate brokerage services to Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. Each of these companies has agreed to reimburse the Company for its costs in providing these services. A6RG, ASRG, A6A, A7A, A8A, A9A and A10A are 100% owned by Glade Knight, the Company’s Chairman and Chief Executive Officer. For the years ended December 31, 2011, 2010 and 2009, the Company received reimbursement of its costs totaling $7.2 million, $6.1 million and $5.9 million from the participating entities. The Company’s net allocated cost for these support services was approximately $1.5 million, $1.7 million and $1.9 million for the years ended December 31, 2011, 2010 and 2009. As part of this arrangement, the day to day transactions may result in amounts due to or from the noted related parties. To effectively manage cash disbursements, the individual companies may make payments for any or all of the related companies. The amounts due to or from the related companies are reimbursed or collected and are not significant in amount.

Although there is a potential conflict on time allocation of personnel due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement allows the companies to share costs yet attract and retain superior executives and staff. The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements. Amounts reimbursed to the Company include both compensation for personnel and “overhead” (office rent, utilities, benefits, office supplies, etc.) utilized by the companies. AFM receives its direction for staffing and compensation from the advisory companies (A6A, A7A, A8A, A9A, A10A, ASRG, and A6RG) each of which is wholly owned by Glade M Knight. Since the employees of AFM may also perform services for the advisors, individuals, including executive officers, have received and may receive consideration directly from the advisors. The allocation of costs is made by the management of the several REITs and is reviewed at least annually by the Compensation Committees of the several REITs. In making the allocation, management and the Compensation Committee consider all relevant facts related to the Company’s level of business activity and the extent to which the Company requires the services of particular personnel. The costs allocated are actual costs and do not include any profit/markup for the Company. Such payments are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to each Company.

Including A6RG, ASRG, A6A, A7A, A8A, A9A and A10A discussed above, Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. Members of the Company’s Board of Directors are also on the boards of Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

Included in other assets, net on the Company’s consolidated balance sheet is a 26% equity investment in Apple Air Holding, LLC (“Apple Air”). The other members of Apple Air are Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Through its equity investment the Company has access to Apple Air’s aircraft for asset management and renovation purposes. The Company’s equity investment was approximately $1.7 million and $1.8 million at December 31, 2011 and 2010. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the years ended December 31, 2011 and 2010, the Company recorded a loss of approximately $0.2 million and $0.9 million as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft and the reduction in basis of the aircraft in 2010 due to the planned trade in for one new airplane in 2011, and is included in general and administrative expense in the Company’s consolidated statements of operations. Apple Air owned two aircraft during 2010, but reduced its ownership to one aircraft during the first quarter of 2011.

The Company has incurred legal fees associated with the Legal Proceedings and Related Matters discussed herein. The Company also incurs other professional fees such as accounting, auditing and reporting. These fees are included in general and administrative expense in the Company’s consolidated statements of operations. To be cost effective, these services received by the Company are shared as applicable across the other Apple REIT Companies (Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc., and Apple REIT Ten, Inc.). The professionals cannot always specifically identify their fees for one company therefore management allocates these costs across the companies that benefit from the services.

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

Upon the Company’s liquidation, the holder of the Series B convertible preferred shares is entitled to a priority liquidation payment before any distribution of liquidation proceeds to the holders of the common shares. However, the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares’ distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11 per number of common shares each Series B convertible preferred share would be convertible into according to the formula described below. In the event that the liquidation of the Company’s assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis.

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

Upon the occurrence of any conversion event, each Series B convertible preferred share may be converted into 24.17104 common shares. In the event that the Company raises additional gross proceeds in a subsequent public offering, each Series B convertible preferred share may be converted into an additional number of common shares based on the additional gross proceeds raised through the date of conversion in a subsequent public offering according to the following formula: (X/50 million) x 1.20568, where X is the additional gross proceeds rounded down to the nearest $50 million.

No additional consideration is due upon the conversion of the Series B convertible preferred shares. The conversion into common shares of the Series B convertible preferred shares will result in dilution of the shareholders’ interests and the termination of the Series A preferred shares.

Expense related to the issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. Expense if a conversion event had occurred at December 31, 2011 could range from $0 to $63.8 million (assumes $11 per Unit fair market value), which represents approximately 5.8 million shares of common stock.

Liquidity and Capital Resources

The following is a summary of the Company’s significant contractual obligations as of December 31, 2011:

(000’s)	Total	Amount of Commitments Expiring per Period
		Less than 1 Year	2-3 Years	4-5 Years	Over 5 Years
Debt (including interest of $5.1 million)	$68,069	$3,732	$64,337	$—	$—
Ground Leases	9,140	335	686	701	7,418

Total Commercial Commitments	$77,209	$4,067	$65,023	$701	$7,418

The Company has a $60 million unsecured credit facility with a commercial bank, that is utilized for working capital, hotel renovations, and other general corporate funding purposes, including the payment of redemptions and distributions. The Company refinanced the credit facility in September 2011 with its existing lender. The outstanding principle is required to be paid by the maturity date of September 8, 2013 and may be prepaid without penalty. Interest payments are due monthly and the applicable interest rate is equal to the applicable LIBOR (the London Interbank Offered Rate) plus 3.5%. The LIBOR floor under the previous agreement was removed, therefore reducing the Company’s effective interest rate. The credit facility also has an unused fee of 0.35% if the average outstanding quarterly balance is greater than $30 million and 0.5% if the average outstanding quarterly balance is less than $30 million. With the availability of this credit facility, the Company maintains little cash on hand, accessing the facility as necessary. As a result, cash on hand was $32,000 and $0 at December 31, 2011 and 2010, respectively. The outstanding balance on the credit facility as of December 31, 2011 and 2010 was $43.7 million and $39.6 million and its interest rate was 3.82% and 5%, respectively. The credit facility has two primary financial covenants, which are: a) at the end of each calendar quarter, the shareholder payout ratio, as defined in the loan documents, cannot exceed the Company’s funds from operations for the immediately preceding twelve month period, which is 105% through December 31, 2012 and 100% thereafter, and b) the Company must maintain a minimum net worth, as defined in the loan documents, greater than $500 million at all times. The Company was in compliance with each of these covenants at December 31, 2011.

Operating cash flow from the properties owned and the $60 million credit facility are the Company’s principal sources of liquidity. The Company anticipates that cash flow from operations and the credit facility will be adequate to meet its anticipated liquidity requirements, including debt service, capital improvements, required distributions to shareholders (the Company is not required to make distributions at its current rate for REIT purposes), and planned Unit redemptions. The Company intends to maintain a relatively stable distribution rate with varying economic cycles. If cash flow from operations and the credit facility are not adequate to meet liquidity requirements, the Company will attempt if necessary to utilize additional financing to achieve this objective. Although the Company has relatively low levels of debt, there can be no assurances it will be successful with this strategy and may need to reduce its distributions to required levels. If the Company were unable to extend its maturing debt in future periods or if it were to default on its debt, it may be unable to make distributions or redemptions. The Company’s bylaws require board approval and review of any debt financing obtained by the Company.

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. The Company’s objective in setting a distribution rate is to project a rate that will provide consistency over the life of the Company, taking into account acquisitions and capital improvements, ramp up of new properties and varying economic cycles. Distributions in 2011 totaled $71.2 million and were paid monthly at a rate of $0.066 per common share beginning in July 2011, and $0.064 per common share prior to that date. For the same period the Company’s cash generated from operations was $78.1 million. The Company intends to continue paying distributions on a monthly basis. However, since there can be no assurance of the ability of the Company’s properties to provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate. The Board of Directors monitors the Company’s distribution rate relative to the performance of the hotels on an ongoing basis and may make adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company. In January 2010 the Board of Directors reduced the Company’s annual distribution rate from $0.90 to $0.77 per common share. The reduction was effective March 2010. With the operational improvements, the Board of Directors increased the annual distribution rate to $0.79 in June 2011 and is payable monthly. The new distribution rate was effective with the July 2011 distribution.

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements and under certain loan agreements, to make available, for the repair, replacement, and refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. The Company invested approximately $14.1 million in capital expenditures in 2011. The Company anticipates expenditures of approximately $18 to $20 million in 2012 in connection with renovations and brand initiatives. The Company currently does not have any existing or planned projects for new development.

The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually paid for the Unit; or (2) $11.00 per Unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As noted below, during 2011, the total redemption requests exceeded the authorized amount of redemptions and the Board of Directors has and will continue to limit the amount of redemptions as it deems prudent. Since inception of the program through December 31, 2011, the Company has redeemed approximately 16.6 million Units representing $182.4 million, including 2.8 million Units in the amount of $30.2 million in 2011 and 2.8 million Units in the amount of $30.4 million in 2010. As contemplated in the program, beginning with the July 2011 redemption, the scheduled redemption date for the third quarter of 2011, the Company redeemed

Units on a pro-rata basis. Prior to July 2011, the Company redeemed 100% of redemption requests. The following is a summary of the 2011 Unit redemptions:

Redemption Date	Requested Unit Redemptions	Units Redeemed	Redemption Requests not Redeemed
January 2011	606,064	606,064	0
April 2011	683,427	683,427	0
July 2011	4,412,066	737,284	3,674,782
October 2011	9,878,351	726,613	9,151,738

Currently, the Company plans to redeem under its Unit Redemption Program approximately 2% of weighted average Units during 2012.

In February 2006, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 20.0 million Units for potential issuance under the plan. As of December 31, 2011, approximately 16.7 million Units, representing $183.6 million in proceeds to the Company, have been issued under the plan, including 2.5 million Units representing $27.1 million issued in 2011 and 2.8 million Units representing $30.5 million issued in 2010.

Impact of Inflation

Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. Currently the Company is not experiencing any material impact from inflation.

Business Interruption

Being in the real estate industry, the Company is exposed to natural disasters on both a local and national scale. Although management believes there is adequate insurance to cover this exposure, there can be no assurance that such events will not have a material adverse effect on the Company’s financial position or results of operations.

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at the Company’s hotels may cause quarterly fluctuations in its revenues. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand or if necessary any available other financing sources to make distributions.

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

Impairment Losses Policy

The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties over their estimated remaining useful life, based on historical and industry data, is less than the properties’ carrying amount. Indicators of impairment include a property with current or potential losses from operations, when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable. The Company monitors its properties on an ongoing basis by analytically reviewing financial performance and considers each property individually for purposes of reviewing for indicators of impairment. As many indicators of impairment are subjective, such as general economic and market declines, the Company also prepares an annual recoverability analysis for each of its properties to assist with its evaluation of impairment indicators. The analysis compares each property’s net book value to each property’s estimated operating income using current operating results for each stabilized property and projected stabilized operating results based on the property’s market for properties that recently opened, were recently renovated or experienced other short-term business disruption. Since the Company’s planned initial hold period for each property is 39 years the Company’s ongoing analysis and annual recoverability analysis have not identified any impairment losses and no impairment losses have been recorded to date other than the impairment on properties held for sale discussed below. If events or circumstances change such as the Company’s intended hold period for a property or if the operating performance of a property declines substantially for an extended period of time, the Company’s carrying value for a particular property may not be recoverable and an impairment loss will be recorded. Impairment losses are measured as the difference between the asset’s fair value and its carrying value. In connection with the decision to sell its two hotels in Tempe, Arizona, the Company recorded an impairment charge of approximately $3.6 million which represented the difference between the net book value and the fair value less cost to sell. No additional gain or loss was incurred by the Company upon the completion of the sale of the two properties in June 2011.

Subsequent Events

In January 2012, the Company declared and paid approximately $6.0 million or $0.066 per common share, in distributions to its common shareholders, of which approximately $1.8 million or 166,000 Units were reinvested under the Company’s Dividend Reinvestment Plan.

In January 2012, under the guidelines of the Company’s Unit Redemption Program, the Company redeemed approximately 460,000 Units in the amount of $5.1 million. As contemplated in the Program, the Company redeemed Units on a pro-rata basis, whereby a percentage of each requested redemption was fulfilled at the discretion of the Company’s Board of Directors. A total of approximately 11.6 million shares were requested to be redeemed. This redemption was approximately 4% of the requested redemption amount with approximately 11.1 million requested Units not redeemed.

In February 2012, the Company declared and paid approximately $6.0 million or $0.066 per common share, in distributions to its common shareholders, of which approximately $1.8 million or 163,000 Units were reinvested under the Company’s Dividend Reinvestment Plan.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of December 31, 2011, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash, or borrows on its credit facility. Based on the balance of the Company’s credit facility at December 31, 2011, of $43.7 million, every 100 basis points change in interest rates could impact the Company’s net income by $437,000, all other factors remaining the same. The Company’s cash balance at December 31, 2011 was $32,000.

In addition to its $43.7 million outstanding balance under its credit facility at December 31, 2011 (the credit facility’s interest rate at December 31, 2011 was 3.82%), which is included in the table below as due in 2013, the Company has assumed fixed interest rate notes payable to lenders under permanent financing arrangements. The following table summarizes the annual maturities and average interest rates of the Company’s notes payable outstanding at December 31, 2011.

(000’s)	2012	2013	2014	2015	2016	Thereafter	Total	Fair Market Value
Maturities	$755	$56,712	$5,528	$—	$—	$—	$62,995	$63,977
Average Interest Rate	4.7%	4.6%	6.4%	—	—	—

Item 8. Financial Statements and Supplementary Data

REPORT OF MANAGEMENT
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

March 12, 2012
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

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2011, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of
APPLE REIT SIX, INC.

We have audited Apple REIT Six, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Apple REIT Six, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Apple REIT Six, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2011 consolidated financial statements of Apple REIT Six, Inc. and our report dated March 12, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Richmond, Virginia
March 12, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
APPLE REIT SIX, INC.

We have audited the accompanying consolidated balance sheets of Apple REIT Six, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apple REIT Six, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Apple REIT Six, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Richmond, Virginia
March 12, 2012

APPLE REIT SIX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of December 31,
	2011	2010
Assets
Investment in real estate, net of accumulated depreciation of $185,860 and $153,452, respectively	$746,354	$764,557
Hotels held for sale	0	10,755
Cash and cash equivalents	32	0
Restricted cash-furniture, fixtures and other escrows	3,570	4,344
Due from third party manager, net	6,598	5,935
Other assets, net	2,811	2,622

Total Assets	$759,365	$788,213

Liabilities
Credit facility	$43,690	$39,551
Mortgage debt	19,377	24,185
Accounts payable and accrued expenses	5,670	4,706

Total Liabilities	68,737	68,442
Shareholders’ Equity
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	0	0
Series A preferred stock, no par value, authorized 200,000,000 shares; issued and outstanding 91,181,198 and 91,473,791 shares, respectively	0	0
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares, respectively	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 91,181,198 and 91,473,791 shares, respectively	899,345	902,402
Distributions greater than net income	(208,741)	(182,655)

Total Shareholders’ Equity	690,628	719,771

Total Liabilities and Shareholders’ Equity	$759,365	$788,213

See notes to consolidated financial statements.

APPLE REIT SIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009
Revenues:
Room revenue	$220,227	$206,624	$195,671
Other revenue	16,553	14,634	14,753
Reimbursed expenses	7,241	6,055	5,899

Total revenue	244,021	227,313	216,323
Expenses:
Operating expense	61,257	58,443	55,798
Hotel administrative expense	19,241	18,405	18,219
Sales and marketing	18,967	17,381	16,946
Utilities	9,801	9,602	9,547
Repair and maintenance	10,827	10,801	10,243
Franchise fees	9,936	9,286	8,781
Management fees	7,957	6,978	6,586
Taxes, insurance and other	12,133	12,143	13,248
General and administrative	6,151	6,072	4,935
Reimbursed expenses	7,241	6,055	5,899
Depreciation expense	32,432	30,806	30,417

Total expenses	195,943	185,972	180,619

Operating income	48,078	41,341	35,704
Interest expense, net	(3,617)	(3,800)	(2,312)

Income from continuing operations	44,461	37,541	33,392
Income (loss) from discontinued operations	700	(3,157)	(13)

Net income	$45,161	$34,384	$33,379

Basic and diluted net income (loss) per common share
From continuing operations	$0.48	$0.41	$0.37
From discontinued operations	0.01	(0.03)	0

Total basic and diluted net income per common share	$0.49	$0.38	$0.37

Weighted average common shares outstanding—basic and diluted	91,254	91,323	91,178

See notes to consolidated financial statements.

APPLE REIT SIX, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

	Common Stock		Series B Convertible Preferred Stock		Distributions Greater than Net income	Total Shareholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2008	91,762	$905,260	240	$24	$(95,902)	$809,382
Net proceeds from the sale of common shares	3,190	35,027	0	0	0	35,027
Stock options granted	0	91	0	0	0	91
Common shares redeemed	(3,480)	(38,176)	0	0	0	(38,176)
Net income	0	0	0	0	33,379	33,379
Cash distributions declared and paid to shareholders ($.90 per share)	0	0	0	0	(82,215)	(82,215)

Balance at December 31, 2009	91,472	902,202	240	24	(144,738)	757,488
Net proceeds from the sale of common shares	2,770	30,467	0	0	0	30,467
Stock options granted	0	115	0	0	0	115
Common shares redeemed	(2,768)	(30,382)	0	0	0	(30,382)
Net income	0	0	0	0	34,384	34,384
Cash distributions declared and paid to shareholders ($.79 per share)	0	0	0	0	(72,301)	(72,301)

Balance at December 31, 2010	91,474	902,402	240	24	(182,655)	719,771
Net proceeds from the sale of common shares	2,461	27,069	0	0	0	27,069
Stock options granted	0	111	0	0	0	111
Common shares redeemed	(2,754)	(30,237)	0	0	0	(30,237)
Net income	0	0	0	0	45,161	45,161
Cash distributions declared and paid to shareholders ($.78 per share)	0	0	0	0	(71,247)	(71,247)

Balance at December 31, 2011	91,181	$899,345	240	$24	$(208,741)	$690,628

See notes to consolidated financial statements.

APPLE REIT SIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flow from operating activities:
Net income	$45,161	$34,384	$33,379
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, including discontinued operations	32,432	31,199	30,938
Loss on hotels held for sale	0	3,567	0
Amortization of deferred financing costs, fair value adjustments and other non-cash expenses, net	513	1,119	560
Changes in operating assets and liabilities:
Decrease (increase) in due from third party managers, net	(663)	396	1,473
Decrease (increase) in other assets, net	(188)	(90)	207
Increase (decrease) in accounts payable and accrued expenses	883	381	(528)

Net cash provided by operating activities	78,138	70,956	66,029
Cash flow from investing activities:
Capital improvements	(14,148)	(8,163)	(9,155)
Proceeds for sale of assets, net	10,755	0	0
Redemption of investment interest in non-hotel assets	0	0	3,240
Net decrease (increase) in cash restricted for property improvements	773	127	(656)
Other investing activities, net	(101)	(469)	0

Net cash used in investing activities	(2,721)	(8,505)	(6,571)
Cash flow from financing activities:
Net proceeds from credit facility	4,139	13,612	25,940
Payments of mortgage debt	(4,692)	(3,704)	(791)
Payment of financing costs related to borrowings	(417)	(143)	(178)
Net proceeds from issuance of Units	27,069	30,467	35,027
Redemptions of Units	(30,237)	(30,382)	(38,176)
Distributions paid to common shareholders	(71,247)	(72,301)	(82,215)

Net cash used in financing activities	(75,385)	(62,451)	(60,393)

Net change in cash and cash equivalents	32	0	(935)
Cash and cash equivalents, beginning of period	0	0	935

Cash and cash equivalents, end of period	$32	$0	$0

Supplemental information:
Interest paid	$3,720	$3,795	$2,590

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

General Information and Summary of Significant Accounting Policies

Organization

Apple REIT Six, Inc., together with its wholly owned subsidiaries (the “Company”), is a Virginia corporation formed to invest in income-producing real estate in the United States. Initial capitalization occurred on January 20, 2004 and operations began on May 28, 2004 when the Company acquired its first hotel. The Company concluded its best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) in March 2006. The Company’s fiscal year end is December 31. As of December 31, 2011 the Company owned 66 hotels. The Company has no foreign operations or assets and its operating structure includes only one segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

The Company has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The REIT Modernization Act, effective January 1, 2001, permits real estate investment trusts to establish taxable businesses to conduct certain previously disallowed business activities. The Company has a wholly-owned taxable REIT subsidiary (or subsidiary thereof) (collectively, the “Lessee”), which leases all of the Company’s hotels.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less. The fair market value of cash and cash equivalents approximates their carrying value. Cash balances may at times exceed federal depository insurance limits.

Restricted cash

Restricted cash includes reserves for debt service, real estate taxes, and insurance and reserves for furniture, fixtures, and equipment replacements of up to 5% of property revenue for certain hotels, as required by certain management or mortgage debt agreement restrictions and provisions.

Investment in Hotels and Related Depreciation

The hotels are stated at cost, net of depreciation, and include real estate brokerage commissions paid to Apple Six Realty Group, Inc. (“A6RG”), a related party 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Repair and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements are capitalized. Depreciation is computed using the straight-line method over estimated useful lives of the assets, which are 39 years for buildings, 17 years for franchise fees, ten years for major improvements and three to seven years for furniture and equipment.

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

The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties over their estimated remaining useful life, based on historical and industry data, is less than the properties’ carrying amount. Indicators of impairment include a property with current or potential losses from operations, when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable. The Company monitors its properties on an ongoing basis by analytically reviewing financial performance and considers each property individually for purposes of reviewing for indicators of impairment. As many indicators of impairment are subjective, such as general economic and market declines, the Company also prepares an annual recoverability analysis for each of its properties to assist with its evaluation of impairment indicators. The analysis compares each property’s net book value to each property’s estimated operating income using current operating results for each stabilized property and projected stabilized operating results based on the property’s market for properties that recently opened, were recently renovated or experienced other short-term business disruption. Since the Company’s planned initial hold period for each property is 39 years the Company’s ongoing analysis and annual recoverability analysis have not identified any impairment losses and no impairment losses have been recorded to date other than the impairment on properties held for sale discussed below. If events or circumstances change such as the Company’s intended hold period for a property or if the operating performance of a property declines substantially for an extended period of time, the Company’s carrying value for a particular property may not be recoverable and an impairment loss will be recorded. Impairment losses are measured as the difference between the asset’s fair value and its carrying value. In connection with the decision to sell its two hotels in Tempe, Arizona, the Company recorded an impairment charge of approximately $3.6 million which represented the difference between the net book value and the fair value less cost to sell. No additional gain or loss was incurred by the Company upon the completion of the sale of the two properties in June 2011.

Revenue Recognition

Revenue is recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services.

Comprehensive Income

The Company recorded no comprehensive income other than net income for the periods reported.

Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per common share are calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. There were no potential common shares with a dilutive effect for the years ended December 31, 2011, 2010 and 2009. As a result, basic and dilutive outstanding shares were the same. Series B convertible preferred shares are not included in earnings per common share calculations until such time that such shares are eligible to be converted to common shares.

Federal Income Taxes

The Company is operated as, and has elected to be taxed as, a REIT under Sections 856 to 860 of the Internal Revenue Code. Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the estimated useful lives used to compute depreciation. The characterization of 2011 distributions of $0.78 per common share for tax purposes was 80% ordinary income and 20% return of capital, 2010 distributions of $0.79 per common share for tax purposes was 75% ordinary income and 25% return of capital, and 2009 distributions of $0.90 per common share for tax purposes was 62% ordinary income and 38% return of capital.

The Lessee, as a taxable REIT subsidiary of the Company, is subject to federal and state income taxes. The taxable REIT subsidiary incurred a loss for the years ended December 31, 2011, 2010 and 2009, and therefore did not have any federal tax expense. No operating loss benefit has been recorded in the Consolidated Balance Sheet since realization is uncertain. Total net operating loss carry forward for federal income tax purposes was approximately $57 million as of December, 31, 2011. The net operating losses expire beginning in 2024. There are no material differences between the book and tax cost basis of the Company’s assets.

As of December 31, 2011, the tax years that remain subject to examination by major tax jurisdictions generally include 2008 to 2011.

Sales and Marketing Costs

Sales and marketing costs are expensed when incurred. These costs represent the expense for franchise advertising and reservation systems under the terms of the hotel management and franchise agreements and general and administrative expenses that are directly attributable to advertising and promotion.

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make certain estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2

Investment in Real Estate

As of December 31, 2011, the Company owned 66 hotels located in 18 states with an aggregate of 7,658 rooms consisting of the following:

Brand	Total by Brand	Number of Rooms
Hilton Garden Inn	14	1,793
Residence Inn	10	1,247
Courtyard	10	993
SpringHill Suites	7	738
Homewood Suites	6	713
TownePlace Suites	5	647
Fairfield Inn	5	351
Hampton Inn	4	454
Hampton Inn & Suites	3	303
Marriott	2	419

Total	66	7,658

Investment in real estate consisted of the following (in thousands):

	December 31, 2011	December 31, 2010
Land	$107,139	$106,837
Building and Improvements	746,486	740,820
Furniture, Fixtures and Equipment	75,546	67,309
Franchise Fees	3,043	3,043

	932,214	918,009
Less Accumulated Depreciation	(185,860)	(153,452)

Investment in Real Estate, net	$746,354	$764,557

The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 66 hotels the Company owned as of December 31, 2011. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Ft. Worth	Texas	SpringHill Suites	Marriott	5/28/04	145	$13,340
Myrtle Beach	South Carolina	Courtyard	Marriott	6/8/04	135	9,200
Redmond	Washington	Marriott	Marriott	7/7/04	262	64,000
Anchorage	Alaska	Hilton Garden Inn	Stonebridge	10/12/04	125	18,900
Anchorage	Alaska	Homewood Suites	Stonebridge	10/12/04	122	13,200
Arcadia	California	Hilton Garden Inn	Stonebridge	10/12/04	124	12,000
Arcadia	California	SpringHill Suites	Stonebridge	10/12/04	86	8,100
Glendale	Colorado	Hampton Inn & Suites	Stonebridge	10/12/04	133	14,700
Lakewood	Colorado	Hampton Inn	Stonebridge	10/12/04	170	10,600
Lake Forest	California	Hilton Garden Inn	Stonebridge	10/12/04	103	11,400
Phoenix	Arizona	Hampton Inn	Stonebridge	10/12/04	99	6,700
Anchorage	Alaska	Hampton Inn	Stonebridge	3/14/05	101	11,500
Bakersfield	California	Hilton Garden Inn	Hilton	3/18/05	120	11,500
Tallahassee	Florida	Hilton Garden Inn	Hilton	3/18/05	99	10,850
Lake Mary	Florida	Courtyard	LBA	3/18/05	86	6,000
Foothill Ranch	California	Hampton Inn	Stonebridge	4/21/05	84	7,400
Ft. Worth	Texas	Residence Inn	Western	5/6/05	149	17,000
Boulder	Colorado	Marriott	White	5/9/05	157	30,000
Ft. Worth	Texas	Homewood Suites	Hilton	5/24/05	137	9,097

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Nashville	Tennessee	Homewood Suites	Hilton	5/24/05	121	8,103
Albany	Georgia	Courtyard	LBA	6/24/05	84	8,597
Lakeland	Florida	Residence Inn	LBA	6/24/05	78	9,886
Huntsville	Alabama	Residence Inn	LBA	6/24/05	78	8,288
Dothan	Alabama	Hampton Inn & Suites	LBA	6/24/05	85	8,673
Columbus	Georgia	Residence Inn	LBA	6/24/05	78	7,888
Las Colinas	Texas	TownePlace Suites	Western	6/30/05	136	7,178
Arlington	Texas	TownePlace Suites	Western	6/30/05	95	7,148
Arlington	Texas	SpringHill Suites	Western	6/30/05	122	7,486
Wallingford	Connecticut	Homewood Suites	White	7/8/05	104	12,780
McAllen	Texas	Hilton Garden Inn	Western	7/19/05	104	9,000
Pensacola	Florida	Hampton Inn & Suites	LBA	7/21/05	85	9,279
Rocky Hill	Connecticut	Residence Inn	White	8/1/05	96	12,070
Dothan	Alabama	Courtyard	LBA	8/11/05	78	8,016
Somerset	New Jersey	Homewood Suites	White	8/17/05	123	17,750
Birmingham	Alabama	Fairfield Inn	LBA	8/25/05	63	2,176
Tuscaloosa	Alabama	Courtyard	LBA	8/25/05	78	7,551
Tuscaloosa	Alabama	Fairfield Inn	LBA	8/25/05	63	3,982
Pensacola	Florida	Courtyard	LBA	8/25/05	90	11,369
Pensacola	Florida	Fairfield Inn	LBA	8/25/05	63	4,858
Pittsburgh	Pennsylvania	Residence Inn	White	9/2/05	156	11,000
Laredo	Texas	Residence Inn	Western	9/12/05	109	11,445
Mt. Olive	New Jersey	Residence Inn	White	9/15/05	123	12,070
Saratoga Springs	New York	Hilton Garden Inn	White	9/29/05	112	17,750
Huntsville	Alabama	Fairfield Inn	LBA	9/30/05	79	4,954
Savannah	Georgia	SpringHill Suites	LBA	9/30/05	79	5,407
Montgomery	Alabama	SpringHill Suites	LBA	9/30/05	79	6,835
Valdosta	Georgia	Courtyard	LBA	10/3/05	84	8,284
Farmington	Connecticut	Courtyard	White	10/20/05	119	16,330
Orange Park	Florida	Fairfield Inn	LBA	11/8/05	83	7,221
Folsom	California	Hilton Garden Inn	Inn Ventures	11/30/05	100	18,028
Milpitas	California	Hilton Garden Inn	Inn Ventures	11/30/05	161	18,600
Roseville	California	Hilton Garden Inn	Inn Ventures	11/30/05	131	20,759
Renton	Washington	Hilton Garden Inn	Inn Ventures	11/30/05	150	16,096
Laredo	Texas	Homewood Suites	Western	11/30/05	106	10,500
Dallas	Texas	SpringHill Suites	Western	12/9/05	148	19,500
Hillsboro	Oregon	TownePlace Suites	Inn Ventures	12/19/05	136	11,500
Kent	Washington	TownePlace Suites	Inn Ventures	12/19/05	152	12,000
Mukilteo	Washington	TownePlace Suites	Inn Ventures	12/19/05	128	12,000
Portland	Oregon	Residence Inn	Inn Ventures	12/19/05	258	42,000
Fredericksburg	Virginia	Hilton Garden Inn	Hilton	12/20/05	148	16,600
San Francisco	California	Hilton Garden Inn	White	1/30/06	169	12,266
Clearwater	Florida	SpringHill Suites	LBA	2/17/06	79	6,923
Hillsboro	Oregon	Residence Inn	Inn Ventures	3/9/06	122	15,500
Hillsboro	Oregon	Courtyard	Inn Ventures	3/9/06	155	11,000
Panama City	Florida	Courtyard	LBA	4/26/06	84	9,245
Roanoke Rapids	North Carolina	Hilton Garden Inn	Newport	3/10/08	147	17,764

Total					7,658	$829,142

Note 3

Credit Facility and Notes Payable

The Company has a $60 million unsecured credit facility with a commercial bank, that is utilized for working capital, hotel renovations, and other general corporate funding purposes, including the payment of redemptions and distributions. The Company refinanced the credit facility in September 2011 with its existing lender. The outstanding principle is required to be paid by the maturity date of September 8, 2013 and may be prepaid without penalty. Interest payments are due monthly and the applicable interest rate is equal to the applicable LIBOR (the London Interbank Offered Rate) plus 3.5%. The LIBOR floor under the previous agreement was removed, therefore reducing the Company’s effective interest rate. The credit facility also has an unused fee of 0.35% if the average outstanding quarterly balance is greater than $30 million and 0.5% if the average outstanding quarterly balance is less than $30 million. The outstanding balance on the credit facility as of December 31, 2011 and 2010 was $43.7 million and $39.6 million and its interest rate was 3.82% and 5%, respectively. The credit facility has two primary financial covenants, which are: a) at the end of each calendar quarter, the shareholder payout ratio, as defined in the loan documents, cannot exceed the Company’s funds from operations for the immediately preceding twelve month period, which is 105% through December 31, 2012 and 100% thereafter, and b) the Company must maintain a minimum net worth, as defined in the loan documents, greater than $500 million at all times. The Company was in compliance with each of these covenants at December 31, 2011.

The Company also assumed approximately $54.1 million of debt secured by a first mortgage on 14 of its properties. The Company paid and extinguished seven of these mortgages in 2008, one in 2010 and one in 2011. The following table summarizes the hotel, interest rate, maturity date and the principal amount assumed associated with each of the outstanding mortgages. All dollar amounts are in thousands.

Location	Brand	Rate	Maturity Date		Principal Assumed	Outstanding balance as of Dec. 31, 2011	Outstanding balance as of Dec. 31, 2010
Glendale, CO	Hampton Inn & Suites	6.93%	1/01/13		$6,603	$4,930	$5,216
Foothill Ranch, CA	Hampton Inn	8.06%		(1)	4,502	—	3,984
Huntsville, AL	Fairfield Inn	6.80%	1/11/13		3,028	2,605	2,685
Savannah, GA	SpringHill Suites	6.80%	1/11/13		3,066	2,637	2,719
Montgomery, AL	SpringHill Suites	6.80%	1/11/13		3,785	3,256	3,357
Hillsboro, OR	Courtyard	6.40%	12/11/14		6,663	5,877	6,036

Total					$27,647	$19,305	$23,997

(1)	Note was extinguished in April 2011 and was paid using proceeds from the Company’s credit facility.

The aggregate amounts of principal payable under the Company’s debt obligations, for the five years subsequent to December 31, 2011 are as follows (in thousands):

Total
2012	$755
2013	56,712
2014	5,528
2015	—
2016	—

62,995
Fair Value Adjustment of Assumed Debt	72

Total	$63,067

Fair value adjustments were recorded in connection with the assumption of the above market rate debt in connection with the hotel acquisitions. These premiums are amortized into interest expense over the remaining term of the related indebtedness using the effective interest rate method. The effective rates range from 5.85% to 5.88%. The unamortized balances at December 31, 2011 and 2010 were $0.1 million and $0.2 million, respectively.

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of the debt obligation with similar credit terms and credit characteristics. Market rates take into consideration general market conditions and maturity. As of December 31, 2011, the carrying value and estimated fair value of the Company’s debt was $63.1 million and $64.0 million. As of December 31, 2010, the carrying value and estimated fair value of the Company’s debt was $63.7 million and $64.4 million.

The Company’s interest expense in 2011, 2010 and 2009 is net of interest capitalized in conjunction with hotel renovations totaling $0.2 million, $0.1 million and $0.3 million.

Note 4

Shareholders’ Equity

Best-efforts Offering

The Company concluded its best-efforts offering of Units on March 3, 2006. The Company registered its Units on Registration Statement Form S-11 (File No. 333-112169). The Company began its best-efforts offering of Units on April 23, 2004, the same day the Registration Statement was declared effective by the Securities and Exchange Commission. Each Unit consists of one common share and one Series A preferred share.

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

Upon the Company’s liquidation, the holder of the Series B convertible preferred shares is entitled to a priority liquidation payment before any distribution of liquidation proceeds to the holders of the common shares. However, the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares’ distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11 per number of common shares each Series B convertible preferred share would be convertible into according to the formula described below. In the event that the liquidation of the Company’s assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis.

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

Upon the occurrence of any conversion event, each Series B convertible preferred share may be converted into 24.17104 common shares. In the event that the Company raises additional gross proceeds in a subsequent public offering, each Series B convertible preferred share may be converted into an additional number of common shares based on the additional gross proceeds raised through the date of conversion in a subsequent public offering according to the following formula: (X/50 million) x 1.20568, where X is the additional gross proceeds rounded down to the nearest $50 million.

No additional consideration is due upon the conversion of the Series B convertible preferred shares. The conversion into common shares of the Series B convertible preferred shares will result in dilution of the common shareholders’ interests and the termination of the Series A preferred shares.

Expense related to the issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. If a conversion event had occurred at December 31, 2011, expense could have ranged from $0 to $63.8 million (assumes $11 per Unit fair market value), which represents approximately 5.8 million shares of common stock.

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

Unit Redemption Program

The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually paid for the Unit; or (2) $11.00 per Unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As noted below, during 2011, the total redemption requests exceeded the authorized amount of redemptions and the Board of Directors has and will continue to limit the amount of redemptions as it deems prudent. Since inception of the program through December 31, 2011, the Company has redeemed approximately 16.6 million Units representing $182.4 million, including 2.8 million Units in the amount of $30.2 million in 2011 and 2.8 million Units in the amount of $30.4 million in 2010. As contemplated in the program, beginning with the July 2011 redemption, the scheduled redemption date for the third quarter of 2011, the Company redeemed Units on a pro-rata basis. Prior to July 2011, the Company redeemed 100% of redemption requests. The following is a summary of the 2011 Unit redemptions:

Redemption Date	Requested Unit Redemptions	Units Redeemed	Redemption Requests not Redeemed
January 2011	606,064	606,064	0
April 2011	683,427	683,427	0
July 2011	4,412,066	737,284	3,674,782
October 2011	9,878,351	726,613	9,151,738

Dividend Reinvestment Plan

In February 2006, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 20.0 million Units for potential issuance under the plan. As of December 31, 2011, approximately 16.7 million Units, representing $183.6 million in proceeds to the Company, have been issued under the plan, including 2.5 million Units representing $27.1 million issued in 2011 and 2.8 million Units representing $30.5 million issued in 2010.

Distributions

The Company’s annual distribution rate as of December 31, 2011 was $0.792 per common share, payable monthly. For the years ended December 31, 2011, 2010 and 2009, the company has made distributions of $0.78, $0.79 and $0.90 per common share for a total of $71.2 million, $72.3 million and $82.2 million.

Note 5

Stock Incentive Plans

On January 20, 2004, the Board of Directors approved a Non-Employee Directors Stock Option Plan (the “Directors Plan”) whereby directors, who are not employees of the Company or affiliates, automatically receive the option to purchase Units. Under the Directors Plan, the number of Units authorized for issuance is equal to 45,000 plus 1.8% of the number of Units sold in excess of the minimum offering of 4,761,905 Units. This plan currently relates to the initial public offering of 91,125,541 Units. Therefore, the maximum number of Units authorized under the Directors Plan is currently 1,599,545 based on the number of shares issued as of December 31, 2011.

On January 20, 2004, the Board of Directors approved an Incentive Stock Option Plan (the “Incentive Plan”) whereby incentive awards may be granted to certain personnel of the Company or affiliates. Under the Incentive Plan, the number of Units authorized for issuance is equal to 35,000 plus 4.625% of the number of Units sold in the initial offering in excess of 4,761,905. This plan also currently relates to the initial public offering of 91,125,541 Units. Therefore, the maximum number of Units that can be issued under the Incentive Plan is currently 4,029,318 based on the number of shares issued as of December 31, 2011.

Both plans generally provide, among other things, that options be granted at exercise prices not lower than the market value of the Units on the date of grant. The options expire 10 years from the date of the grant. During 2011, 2010 and 2009, the Company granted options to purchase 73,040, 73,032 and 72,828 Units, respectively, under the Directors Plan. All of the options issued vested at the date of issuance, and have an exercise price of $11 per Unit. The Company has granted no options under the Incentive Plan. Activity in the Company’s share option plan during 2011, 2010 and 2009 is summarized in the following table:

	2011	2010	2009
Outstanding, beginning of year:	434,220	361,188	288,360
Granted	73,040	73,032	72,828
Exercised	—	—	—
Expired or canceled	—	—	—

Outstanding, end of year:	507,260	434,220	361,188

Exercisable, end of year:	507,260	434,220	361,188

The weighted-average exercise price:	$11.00	$11.00	$11.00

The Company recorded $111,000, $115,000 and $91,000 of share-based expense for the options issued in each of the years ended December 31, 2011, 2010 and 2009.

Note 6

Management and Franchise Agreements

Each of the 66 hotels included in the Company’s continuing operations are operated and managed, under separate management agreements, by affiliates of one of the following companies (indicates the number of hotels managed): Marriott International, Inc. (“Marriott”) (3), Stonebridge Realty Advisors, Inc. (“Stonebridge”) (10), Hilton Worldwide (“Hilton”) (5), Western International (“Western”) (8), Larry Blumberg & Associates (“LBA”) (20), White Lodging Services Corporation (“White”) (9), Inn Ventures, Inc. (“Inn Ventures”) (10) or Newport Hospitality Group, Inc. (“Newport”) (1). The agreements have remaining terms ranging from 1 to 23 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. During the years ended December 31, 2011, 2010 and 2009, the Company incurred approximately $8.0 million, $7.0 million and $6.6 million in management fees for continuing operations.

Stonebridge, Western, LBA, White, Inn Ventures and Newport are not affiliated with either Marriott or Hilton, and as a result, the hotels managed by these companies were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for an initial term of 13 to 20 years. Fees associated with the Hilton agreements generally include the payment of royalty fees and program fees based on room revenues. The Marriott franchise agreements provide for an initial term of 15 to 20 years. Fees associated with the Marriott agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. During the years ended December 31, 2011, 2010 and 2009, the Company incurred approximately $9.9 million, $9.3 million and $8.8 million in franchise fees for continuing operations.

Note 7

Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section and no new significant related party transactions during the year ended December 31, 2011. The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The Company has a contract with Apple Six Realty Group (“A6RG”), a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, A6RG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions plus certain reimbursable costs. As of December 31, 2011, payments to A6RG for services under the terms of this contract have totaled $16.9 million since inception which were capitalized as a part of the purchase price of the hotels. No fees were incurred during 2011, 2010 and 2009 under the contract.

The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“A6A”), pursuant to which A6A provides management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled $1.5 million for each of the three years ended December 31, 2011, 2010 and 2009.

Through its wholly-owned subsidiary, Apple Fund Management, LLC (“AFM”), the Company provides support services to A6RG, Apple Suites Realty Group, Inc. (“ASRG”), A6A, Apple Seven Advisors, Inc. (“A7A”), Apple REIT Seven, Inc., Apple Eight Advisors, Inc. (“A8A”), Apple REIT Eight, Inc., Apple Nine Advisors, Inc. (“A9A”), Apple REIT Nine, Inc., Apple Ten Advisors, Inc. (“A10A”) and Apple REIT Ten, Inc. A7A provides day to day advisory and administrative functions for Apple REIT Seven, Inc. A8A provides day to day advisory and administrative functions for Apple REIT Eight, Inc. A9A provides day to day advisory and administrative functions for Apple REIT Nine, Inc. A10A provides day to day advisory and administrative functions for Apple REIT Ten, Inc. ASRG provides real estate brokerage services to Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. Each of these companies has agreed to reimburse the Company for its costs in providing these services. A6RG, ASRG, A6A, A7A, A8A, A9A and A10A are 100% owned by Glade Knight, the Company’s Chairman and Chief Executive Officer. For the years ended December 31, 2011, 2010 and 2009, the Company received reimbursement of its costs totaling $7.2 million, $6.1 million and $5.9 million from the participating entities. The Company’s net allocated cost for these support services was approximately $1.5 million, $1.7 million and $1.9 million for the years ended December 31, 2011, 2010 and 2009. As part of this arrangement, the day to day transactions may result in amounts due to or from the noted related parties. To effectively manage cash disbursements, the individual companies may make payments for any or all of the related companies. The amounts due to or from the related companies are reimbursed or collected and are not significant in amount.

Although there is a potential conflict on time allocation of personnel due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement allows the companies to share costs yet attract and retain superior executives and staff. The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements. Amounts reimbursed to the Company include both compensation for personnel and “overhead” (office rent, utilities, benefits, office supplies, etc.) utilized by the companies. AFM receives its direction for staffing and compensation from the advisory companies (A6A, A7A, A8A, A9A, A10A, ASRG, and A6RG) each of which is wholly owned by Glade M Knight. Since the employees of AFM may also perform services for the advisors, individuals, including executive officers, have received and may receive consideration directly from the advisors. The allocation of costs is made by the management of the several REITs and is reviewed at least annually by the Compensation Committees of the several REITs. In making the allocation, management and the Compensation Committee consider all relevant facts related to the Company’s level of business activity and the extent to which the Company requires the services of particular personnel. The costs allocated are actual costs and do not include any profit/markup for the Company. Such payments are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to each Company.

Including A6RG, ASRG, A6A, A7A, A8A, A9A and A10A discussed above, Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and

Apple REIT Ten, Inc. Members of the Company’s Board of Directors are also on the boards of Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

In January 2009, the Company’s equity investment in Apple Air Holding, LLC (“Apple Air”) was reduced from 50% to 26% through the redemption of a 24% equity interest by Apple Air. The Company received approximately $3.2 million for the equity interest redeemed. No gain or loss from the redemption was recognized by the Company. The Company’s 26% equity investment in Apple Air is included in other assets, net on the Company’s consolidated balance sheet. The other members of Apple Air are Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Through its equity investment the Company has access to Apple Air’s aircraft for asset management and renovation purposes. The Company’s equity investment was approximately $1.7 million and $1.8 million at December 31, 2011 and 2010. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the years ended December 31, 2011 and 2010, the Company recorded a loss of approximately $0.2 million and $0.9 million as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft and the reduction in basis of the aircraft in 2010 due to the planned trade in for one new airplane in 2011, and is included in general and administrative expense in the Company’s consolidated statements of operations. Apple Air owned two aircraft during 2010, but reduced its ownership to one aircraft during the first quarter of 2011.

The Company has incurred legal fees associated with the Legal Proceedings and Related Matters discussed herein. The Company also incurs other professional fees such as accounting, auditing and reporting. These fees are included in general and administrative expense in the Company’s consolidated statements of operations. To be cost effective, these services received by the Company are shared as applicable across the other Apple REIT Companies (Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc., and Apple REIT Ten, Inc.). The professionals cannot always specifically identify their fees for one company therefore management allocates these costs across the companies that benefit from the services.

Note 8

Dispositions

Based on the performance, location, and capital requirements of the Tempe, Arizona TownePlace Suites and SpringHill Suites, the Company committed to sell these two properties in the third quarter of 2010. On June 6, 2011, the Company sold these hotels for net proceeds of $10.8 million. These hotels were classified on the consolidated balance sheet as hotels held for sale at December 31, 2010, and were recorded at the fair value less cost to sell. The results of operations for these properties have been classified in the consolidated statements of operations in the line item income (loss) from discontinued operations.

The following table sets forth the components of income (loss) from discontinued operations for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Total revenue	$1,916	$3,696	$3,366
Hotel operating expenses	1,108	2,573	2,564
Taxes, insurance and other	108	320	294
Depreciation expense	—	393	521
Loss on sale of hotels	—	3,567	—

Income (loss) from discontinued operations	$700	$(3,157)	$(13)

During the second half of 2010, the Company recorded a loss of $3.6 million based on the fair value of the two properties less cost to sell, as compared to net book value. No gain or loss was incurred by the Company upon the completion of the sale of the two properties in June 2011.

Note 9

Commitments

The Company has ground leases related to five of its hotels with remaining terms ranging from 4 to 16 years. Each of the leases has the option for the Company to extend the lease. The aggregate amounts of minimum lease payments under these agreements for the five years subsequent to December 31, 2011 and thereafter are as follows (in thousands):

Total
2012	$335
2013	343
2014	343
2015	349
2016	352
Thereafter	7,418

Total	$9,140

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

Note 11

Legal Proceedings and Related Matters

The term the “Apple REIT Companies” means the Company, Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

On December 13, 2011, the United States District Court for the Eastern District of New York ordered that three putative class actions, Kronberg, et al. v. David Lerner Associates, Inc., et al., Kowalski v. Apple REIT Ten, Inc., et al., and Leff v. Apple REIT Ten, Inc., et al., be consolidated and amended the caption of the consolidated matter to be In re Apple REITs Litigation. The District Court also appointed lead plaintiffs and lead counsel for the consolidated action and ordered lead plaintiffs to file and serve a consolidated complaint by February 17, 2012. The parties agreed to a schedule for answering or otherwise responding to the complaint and that briefing on any motion to dismiss the complaint will be concluded by June 18, 2012. The Company was previously named as a party in the Kronberg, et al. v. David Lerner Associates, Inc., et al. class action lawsuit.

On February 17, 2012, lead plaintiffs and lead counsel in the In re Apple REITs Litigation, Civil Action No. 1:11-cv-02919-KAM-JO, filed an amended consolidated complaint in the United States District Court for the Eastern District of New York against the Company, Apple Suites Realty Group, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., Apple Fund Management, LLC, Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc., their directors and certain officers, and David Lerner Associates, Inc. and David Lerner. The consolidated complaint, purportedly brought on behalf of all purchasers of Units in the Company and the other Apple REIT Companies, or those who otherwise acquired these Units that were offered and sold to them by David Lerner Associates, Inc., or its affiliates and on behalf of subclasses of shareholders in New Jersey, New York, Connecticut and Florida, asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933. The consolidated complaint also asserts claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, negligence, and unjust enrichment, and claims for violation of the securities laws of Connecticut and Florida. The complaint seeks, among other things, certification of a putative nationwide class and the state subclasses, damages, rescission of share purchases and other costs and expenses.

On February 16, 2012, one shareholder of the Company and Apple REIT Seven, Inc., filed a putative class action lawsuit captioned Laurie Brody v. David Lerner Associates, Inc., et al., Case No. 1:12-cv-782-ERK-RER, in the United States District Court for the Eastern District of New York against the Company, Apple REIT

Seven, Inc., Glade M. Knight, Apple Suites Realty Group, Inc., David Lerner Associates, Inc., and certain executives of David Lerner Associates, Inc. The complaint, purportedly brought on behalf of all purchasers of Units of the Company and Apple REIT Seven, Inc., or those who otherwise acquired these Units, asserts claims for breach of fiduciary duty and aiding and abetting breach of fiduciary duty, unjust enrichment, negligence, breach of written or implied contract (against the David Lerner Associates, Inc. defendants only), and for violation of New Jersey’s state securities laws. Counsel for the plaintiff in Laurie Brody v. David Lerner Associates et. al. has consented to consolidating this case into the In re Apple REITs Litigation.

The Company believes that any claims against it, its officers and directors and other Apple entities are without merit, and intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

Note 12

Quarterly Financial Data (unaudited)

The following is a summary of quarterly results of operations for the years ended December 31, 2011 and 2010:

2011 (in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$56,351	$63,784	$67,630	$56,256
Income from continuing operations	$8,941	$12,738	$15,464	$7,318
Income (loss) from discontinued operations	$515	$156	$26	$3
Net income	$9,456	$12,894	$15,490	$7,321
Basic and diluted net income per common share	$0.10	$0.14	$0.17	$0.08
Distributions declared and paid per common share	$0.193	$0.193	$0.198	$0.198

2010 (in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$52,063	$59,980	$63,187	$52,083
Income from continuing operations	$7,268	$11,801	$13,526	$4,946
Income (loss) from discontinued operations	$389	$(7)	$(3,289)	$(250)
Net income	$7,657	$11,794	$10,237	$4,696
Basic and diluted net income per common share	$0.08	$0.13	$0.11	$0.05
Distributions declared and paid per common share	$0.215	$0.193	$0.193	$0.193

Note 13

Subsequent Events

In January 2012, the Company declared and paid approximately $6.0 million or $0.066 per common share, in distributions to its common shareholders, of which approximately $1.8 million or 166,000 Units were reinvested under the Company’s Dividend Reinvestment Plan.

In January 2012, under the guidelines of the Company’s Unit Redemption Program, the Company redeemed approximately 460,000 Units in the amount of $5.1 million. As contemplated in the Program, the Company redeemed Units on a pro-rata basis, whereby a percentage of each requested redemption was fulfilled at the discretion of the Company’s Board of Directors. A total of approximately 11.6 million shares were requested to be redeemed. This redemption was approximately 4% of the requested redemption amount with approximately 11.1 million requested Units not redeemed.

In February 2012, the Company declared and paid approximately $6.0 million or $0.066 per common share, in distributions to its common shareholders, of which approximately $1.8 million or 163,000 Units were reinvested under the Company’s Dividend Reinvestment Plan.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011. There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

See Item 8 for the Report of Management on Internal Control over Financial Reporting and the Company’s Independent Registered Public Accounting Firm’s attestation report regarding internal control over financial reporting, which are incorporated by reference herein.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be set forth in the Company’s 2012 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 10, the 2012 Proxy Statement is incorporated herein by this reference.

Item 11. Executive Compensation

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be set forth in the Company’s 2012 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2012 Proxy Statement is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Items 201(d) and 403 of Regulation S-K will be set forth in the Company’s 2012 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2012 Proxy Statement is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K will be set forth in the Company’s 2012 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2012 Proxy Statement is incorporated herein by this reference.

Item 14. Principal Accounting Fees and Services

This information required by Item 9(e) of Schedule 14A will be set forth in the Company’s 2012 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2012 Proxy Statement is incorporated herein by this reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements of Apple REIT Six, Inc.

Report of Management on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting—Ernst & Young LLP

Report of Independent Registered Public Accounting Firm—Ernst & Young LLP

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

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

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2011
(dollars in thousands)

City	State	Brand	Encumbrances	Initial Cost		Subsequently Capitalized	Total Gross Cost(1)	Acc Deprec	Date of Construction	Date Acquired	Depreciable Life	# of Rooms
						Bldg Imp. & FF&E
				Land	Bldg./ FF&E/Other
Birmingham	Alabama	Fairfield Inn	$—	$347	$2,064	$291	$2,702	$(506)	1995	Aug-05	3 - 39 yrs.	63
Dothan	Alabama	Courtyard	—	1,262	7,150	1,371	9,783	(1,935)	1996	Aug-05	3 - 39 yrs.	78
Dothan	Alabama	Hampton Inn & Suites	—	837	8,134	203	9,174	(1,867)	2004	Jun-05	3 - 39 yrs.	85
Huntsville	Alabama	Fairfield Inn	2,605	502	4,817	296	5,615	(962)	1999	Sep-05	3 - 39 yrs.	79
Huntsville	Alabama	Residence Inn	—	941	7,638	1,558	10,137	(2,128)	2002	Jun-05	3 - 39 yrs.	78
Montgomery	Alabama	SpringHill Suites	3,256	956	6,334	301	7,591	(1,238)	1998	Sep-05	3 - 39 yrs.	79
Tuscaloosa	Alabama	Courtyard	—	—	7,953	1,431	9,384	(1,907)	1996	Aug-05	3 - 39 yrs.	78
Tuscaloosa	Alabama	Fairfield Inn	—	—	4,240	302	4,542	(876)	1996	Aug-05	3 - 39 yrs.	63
Anchorage	Alaska	Hampton Inn	—	1,216	10,505	2,553	14,274	(3,437)	1997	Mar-05	3 - 39 yrs.	101
Anchorage	Alaska	Hilton Garden Inn	—	4,217	14,801	1,910	20,928	(4,030)	2002	Oct-04	3 - 39 yrs.	125
Anchorage	Alaska	Homewood Suites	—	1,797	11,052	842	13,691	(2,860)	2004	Oct-04	3 - 39 yrs.	122
Phoenix	Arizona	Hampton Inn	—	1,417	5,213	2,050	8,680	(1,817)	1998	Oct-04	3 - 39 yrs.	99
Arcadia	California	Hilton Garden Inn	—	1,716	10,197	2,398	14,311	(3,590)	1999	Oct-04	3 - 39 yrs.	124
Arcadia	California	SpringHill Suites	—	1,623	6,469	937	9,029	(2,033)	1999	Oct-04	3 - 39 yrs.	86
Bakersfield	California	Hilton Garden Inn	—	1,159	10,572	313	12,044	(2,658)	2004	Mar-05	3 - 39 yrs.	120
Folsom	California	Hilton Garden Inn	—	1,516	16,994	1,415	19,925	(3,815)	1999	Nov-05	3 - 39 yrs.	100
Foothill Ranch	California	Hampton Inn	—	1,051	6,504	1,017	8,572	(1,933)	1998	Apr-05	3 - 39 yrs.	84
Lake Forest	California	Hilton Garden Inn	—	1,533	9,433	356	11,322	(2,492)	2004	Oct-04	3 - 39 yrs.	103
Milpitas	California	Hilton Garden Inn	—	2,555	16,544	2,192	21,291	(4,387)	1999	Nov-05	3 - 39 yrs.	161
Roseville	California	Hilton Garden Inn	—	2,355	18,944	1,840	23,139	(4,486)	1999	Nov-05	3 - 39 yrs.	131
San Francisco	California	Hilton Garden Inn	—	1,994	9,558	2,309	13,861	(3,361)	1999	Jan-06	3 - 39 yrs.	169
Boulder	Colorado	Marriott	—	3,058	27,833	2,442	33,333	(6,896)	1997	May-05	3 - 39 yrs.	157
Glendale	Colorado	Hampton Inn & Suites	4,929	3,627	11,235	1,465	16,327	(3,268)	1999	Oct-04	3 - 39 yrs.	133
Lakewood	Colorado	Hampton Inn	—	2,490	8,108	2,527	13,125	(2,587)	2003	Oct-04	3 - 39 yrs.	170
Farmington	Connecticut	Courtyard	—	1,792	15,436	139	17,367	(3,056)	2005	Oct-05	3 - 39 yrs.	119
Rocky Hill	Connecticut	Residence Inn	—	1,469	11,287	137	12,893	(2,321)	2005	Aug-05	3 - 39 yrs.	96
Wallingford	Connecticut	Homewood Suites	—	1,412	12,079	310	13,801	(2,615)	2005	Jul-05	3 - 39 yrs.	104
Clearwater	Florida	SpringHill Suites	—	—	7,214	66	7,280	(1,476)	2006	Feb-06	3 - 39 yrs.	79
Lake Mary	Florida	Courtyard	—	685	5,573	2,490	8,748	(2,160)	1995	Mar-05	3 - 39 yrs.	86
Lakeland	Florida	Residence Inn	—	1,512	8,707	1,417	11,636	(2,362)	2001	Jun-05	3 - 39 yrs.	78
Orange Park	Florida	Fairfield Inn	—	850	6,984	283	8,117	(1,281)	1998	Nov-05	3 - 39 yrs.	83
Panama City	Florida	Courtyard	—	1,399	8,225	120	9,744	(1,681)	2006	Mar-06	3 - 39 yrs.	84
Pensacola	Florida	Courtyard	—	1,181	10,733	1,766	13,680	(2,309)	1997	Aug-05	3 - 39 yrs.	90
Pensacola	Florida	Fairfield Inn	—	467	4,706	300	5,473	(953)	1995	Aug-05	3 - 39 yrs.	63
Pensacola	Florida	Hampton Inn & Suites	—	1,241	8,361	126	9,728	(1,919)	2005	Jul-05	3 - 39 yrs.	85
Tallahassee	Florida	Hilton Garden Inn	—	1,096	10,137	1,147	12,380	(2,531)	1997	Mar-05	3 - 39 yrs.	99
Albany	Georgia	Courtyard	—	1,246	7,665	191	9,102	(1,765)	2004	Jun-05	3 - 39 yrs.	84
Columbus	Georgia	Residence Inn	—	—	8,184	222	8,406	(1,768)	2003	Jun-05	3 - 39 yrs.	78
Savannah	Georgia	SpringHill Suites	2,638	687	5,105	300	6,092	(1,020)	1999	Sep-05	3 - 39 yrs.	79
Valdosta	Georgia	Courtyard	—	1,030	7,535	1,248	9,813	(1,879)	2002	Oct-05	3 - 39 yrs.	84
Mt. Olive	New Jersey	Residence Inn	—	1,407	11,334	288	13,029	(2,443)	2005	Sep-05	3 - 39 yrs.	123
Somerset	New Jersey	Homewood Suites	—	1,807	16,807	398	19,012	(3,450)	2005	Aug-05	3 - 39 yrs.	123
Saratoga Springs	New York	Hilton Garden Inn	—	2,391	15,893	1,630	19,914	(3,558)	1999	Sep-05	3 - 39 yrs.	112
Roanoke Rapids	North Carolina	Hilton Garden Inn	—	2,457	15,714	35	18,206	(2,157)	2008	Mar-08	3 - 39 yrs.	147
Hillsboro	Oregon	Courtyard	5,877	1,869	9,494	2,454	13,817	(2,360)	1996	Mar-06	3 - 39 yrs.	155
Hillsboro	Oregon	Residence Inn	—	2,656	13,304	479	16,439	(2,750)	1994	Mar-06	3 - 39 yrs.	122
Hillsboro	Oregon	TownePlace Suites	—	2,140	9,725	1,343	13,208	(2,610)	1999	Dec-05	3 - 39 yrs.	136
Portland	Oregon	Residence Inn	—	4,390	38,697	3,590	46,677	(8,652)	2001	Dec-05	3 - 39 yrs.	258
Pittsburgh	Pennsylvania	Residence Inn	—	1,155	10,273	1,950	13,378	(2,969)	1998	Sep-05	3 - 39 yrs.	156
Myrtle Beach	South Carolina	Courtyard	—	1,857	7,631	1,337	10,825	(2,601)	1999	Jun-04	3 - 39 yrs.	135
Nashville	Tennessee	Homewood Suites	—	1,170	7,177	1,788	10,135	(2,055)	1999	May-05	3 - 39 yrs.	121
Arlington	Texas	SpringHill Suites	—	1,114	6,657	1,358	9,129	(1,749)	1998	Jun-05	3 - 39 yrs.	122
Arlington	Texas	TownePlace Suites	—	1,027	6,379	316	7,722	(1,488)	1999	Jun-05	3 - 39 yrs.	95
Dallas	Texas	SpringHill Suites	—	1,367	18,742	641	20,750	(4,051)	1997	Dec-05	3 - 39 yrs.	148
Fort Worth	Texas	Homewood Suites	—	1,152	8,210	2,517	11,879	(2,902)	1999	May-05	3 - 39 yrs.	137
Fort Worth	Texas	Residence Inn	—	1,873	15,586	208	17,667	(3,407)	2005	May-05	3 - 39 yrs.	149
Ft. Worth	Texas	SpringHill Suites	—	2,125	11,619	198	13,942	(2,852)	2004	May-04	3 - 39 yrs.	145
Laredo	Texas	Homewood Suites	—	1,112	9,787	255	11,154	(2,130)	2005	Nov-05	3 - 39 yrs.	106
Laredo	Texas	Residence Inn	—	898	10,973	165	12,036	(2,365)	2005	Sep-05	3 - 39 yrs.	109
Las Colinas	Texas	TownePlace Suites	—	1,195	6,266	354	7,815	(1,627)	1998	Jun-05	3 - 39 yrs.	136
McAllen	Texas	Hilton Garden Inn	—	1,170	8,151	1,685	11,006	(2,432)	2000	Jul-05	3 - 39 yrs.	104

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)
As of December 31, 2011
(dollars in thousands)

City	State	Brand	Encumbrances	Initial Cost		Subsequently Capitalized	Total Gross Cost(1)	Acc Deprec	Date of Construction	Date Acquired	Depreciable Life	# of Rooms
						Bldg Imp. & FF&E
				Land	Bldg./ FF&E/Other
Fredericksburg	Virginia	Hilton Garden Inn	$—	$1,821	$15,363	$299	$17,483	$(3,208)	2005	Dec-05	3 - 39 yrs.	148
Richmond	Virginia	Corporate Office	—	684	1,038	3,925	5,647	(2,462)	1893	Jun-04	3 - 39 yrs.	N/A
Kent	Washington	TownePlace Suites	—	1,831	10,731	1,612	14,174	(2,941)	1999	Dec-05	3 - 39 yrs.	152
Mukilteo	Washington	TownePlace Suites	—	1,499	11,061	1,380	13,940	(2,804)	1999	Dec-05	3 - 39 yrs.	128
Redmond	Washington	Marriott	—	9,504	56,168	2,144	67,816	(13,571)	2004	Jul-04	3 - 39 yrs.	262
Renton	Washington	Hilton Garden Inn	—	1,272	14,679	2,252	18,203	(4,101)	1998	Nov-05	3 - 39 yrs.	150
Deposits on Construction in Progress			—	—	—	171	171	—

			$19,305	$107,179	$747,682	$77,353	$932,214	$(185,860)				7,658

	2011	2010	2009		2011	2010	2009
Real estate owned:				Accumulated depreciation:
Balance as of January 1	$918,009	$926,589	$917,468	Balance as of January 1	$153,452	$124,943	$94,005
Acquisition	303	—	—	Depreciation expense	32,432	31,199	30,938
Improvements	13,933	8,426	9,121	Disposals	(24)	—	—
Disposals	(31)	—	—	Discontinued Operations	—	(2,690)	—

Discontinued Operations	—	(17,006)	—	Balance at December 31	$185,860	$153,452	$124,943

Balance at December 31	$932,214	$918,009	$926,589

(1)	The gross cost basis for Federal Income Tax purposes approximates the basis used in this schedule.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE REIT SIX, INC

By:	/S/ GLADE M. KNIGHT Glade M. Knight, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	Date: March 12, 2012
By:	/S/ BRYAN PEERY Bryan Peery, Chief Financial Officer (Principal Financial and Principal Accounting Officer)	Date: March 12, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/S/ GLADE M. KNIGHT Glade M. Knight, Director	Date: March 12, 2012
By:	/S/ LISA B. KERN Lisa B. Kern, Director	Date: March 12, 2012
By:	/S/ BRUCE H. MATSON Bruce H. Matson, Director	Date: March 12, 2012
By:	/S/ MICHAEL S. WATERS Michael S. Waters, Director	Date: March 12, 2012
By:	/S/ ROBERT M. WILY Robert M. Wily, Director	Date: March 12, 2012

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-11 (SEC File No. 333-112169) effective April 23, 2004)
3.2	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the registrant’s Post Effective Amendment No. 4 to Form S-11 (SEC File No. 333-112169) effective June 14, 2005)
10.1

Management Agreement dated as of May 28, 2004 between SpringHill SMC Corporation and Apple Six Services, L.P. (Incorporated by reference to Exhibit 10.1 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

10.2

Owner Agreement dated as of May 28, 2004 among Apple Six Hospitality Texas, L.P., Apple Six Services, L.P. and SpringHill SMC Corporation (Incorporated by reference to Exhibit 10.2 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

10.3

Hotel Lease Agreement dated as of May 28, 2004 between Apple Six Hospitality Texas, L.P. and Apple Six Services, L.P. regarding the Fort Worth, Texas—Spring Hill Suites hotel (Incorporated by reference to Exhibit 10.3 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

10.4

Management Agreement dated as of June 8, 2004 between Courtyard Management Corporation and Apple Six Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.4 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

10.5

Owner Agreement dated as of June 8, 2004, but effective as of June 19, 2004, among Apple Six Hospitality, Inc., Apple Six Hospitality Management, Inc. and Courtyard Management Corporation (Incorporated by reference to Exhibit 10.5 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

10.6

Schedule of information for substantially identical Hotel Lease Agreement dated as of June 8, 2004 between Apple Six Hospitality, Inc. and Apple Six Hospitality Management, Inc. regarding the Myrtle Beach, South Carolina hotel (Incorporated by reference to Exhibit 10.6 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

10.7

Management Agreement dated as of July 22, 2002 between Marriott International, Inc. and Redmar Property, L.P., as assigned by Consent, Assignment and Assumption and Amendment of Management Agreement dated as of July 6, 2004, but effective June 12, 2004, among Marriott International, Inc., Redmar Property, L.P., Apple Six Hospitality Management, Inc. and Apple Six Hospitality, Inc. regarding the Redmond, Washington hotel (Incorporated by reference to Exhibit 10.7 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S- 11 (SEC File No. 333-112169) filed on July 29, 2004)

10.8

Owner Agreement dated as of July 6, 2004, but effective as of June 12, 2004, among Apple Six Hospitality Management, Inc., Apple Six Hospitality, Inc. and Marriott International, Inc. (Incorporated by reference to Exhibit 10.8 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

10.9

Hotel Lease Agreement dated as of June 12, 2004 between Apple Six Hospitality, Inc. and Apple Six Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.9 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (SEC File No. 333- 112169) filed on July 29, 2004)

10.10

Advisory Agreement between the Registrant and Apple Six Advisors, Inc. (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q (SEC File No. 333-112169) filed May 13, 2004)

Exhibit Number	Description
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
10.13

Apple REIT Six, Inc. 2004 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q (SEC File No. 333-112169) filed May 13, 2004)*

10.14

Management Agreement dated as of July 22, 2002 between Marriott International, Inc. and Redmar Property, L.P., as assigned by Consent, Assignment and Assumption and Amendment of Management Agreement dated as of July 6, 2004, but effective June 12, 2004, among Marriott International, Inc., Redmar Property, L.P., Apple Six Hospitality Management, Inc. and Apple Six Hospitality, Inc. regarding the Redmond, Washington hotel (Incorporated by reference to Exhibit 10.7 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S- 11 (SEC File No. 333-112169) filed on July 29, 2004)

10.15

Owner Agreement dated as of July 6, 2004, but effective as of June 12, 2004, among Apple Six Hospitality Management, Inc., Apple Six Hospitality, Inc. and Marriott International, Inc. (Incorporated by reference to Exhibit 10.8 to the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (SEC File No. 333-112169) filed on July 29, 2004)

10.16

Schedule of information for eight additional and substantially identical Hotel Lease Agreements dated as of October 12, 2004 regarding eight hotels (substantially identical to Exhibit 10.9 immediately above). (Incorporated by reference to Exhibit 10.14 to the Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 (SEC File No. 333-112169) filed on October 29, 2004)

10.17	Executive Severance Plan dated October 16, 2008. (Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q (SEC File No. 333-112169) filed November 3, 2008)*
10.18	Severance Plan dated October 16, 2008. (Incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q (SEC File No. 333-112169) filed November 3, 2008)*
21.1	Subsidiaries of Apple REIT Six, Inc. (FILED HEREWITH)
23.1	Consent of Ernst & Young LLP (FILED HEREWITH)
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Action of 2002 (FILED HEREWITH)
32.1

Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

101

The following materials from Apple REIT Six, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text (FURNISHED HEREWITH)

*	Denotes compensation plan.