Form 10-Q
period 2012-03-31
APPLE REIT SIX INC
filed 2012-05-07
CIK 1277151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

Commission File Number 000-51270

APPLE REIT SIX, INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	20-0620523
(State or other jurisdiction of incorporation or organization)	(IRS. Employer Identification No.)

814 EAST MAIN STREET RICHMOND, VIRGINIA	23219
(Address of principal executive offices)	(Zip Code)

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

Number of registrant’s common shares outstanding as of May 1, 2012: 90,916,139

Index

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

Index

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

Apple REIT Six, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS

Investment in real estate, net of accumulated depreciation of $193,862 and $185,860, respectively	$741,257	$746,354
Cash and cash equivalents	0	32
Restricted cash-furniture, fixtures and other escrows	3,663	3,570
Due from third party manager, net	11,588	6,598
Other assets, net	3,757	2,811

TOTAL ASSETS	$760,265	$759,365

LIABILITIES
Credit facility	$52,540	$43,690
Mortgage debt	19,175	19,377
Accounts payable and accrued expenses	6,321	5,670

TOTAL LIABILITIES	78,036	68,737

SHAREHOLDERS' EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	0	0
Series A preferred stock, no par value, authorized 200,000,000 shares; issued and outstanding 91,212,249 and 91,181,198 shares, respectively	0	0
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares, respectively	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 91,212,249 and 91,181,198 shares, respectively	899,692	899,345
Distributions greater than net income	(217,487)	(208,741)

TOTAL SHAREHOLDERS' EQUITY	682,229	690,628

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$760,265	$759,365

See notes to consolidated financial statements.

Index

Apple REIT Six, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three months ended
	March 31,
	2012	2011

Revenues:
Room revenue	$53,918	$50,769
Other revenue	4,072	3,758
Reimbursed expenses	1,913	1,824
Total revenue	59,903	56,351

Expenses:
Operating expense	15,283	14,368
Hotel administrative expense	4,927	4,699
Sales and marketing	4,730	4,417
Utilities	2,261	2,371
Repair and maintenance	2,791	2,622
Franchise fees	2,413	2,286
Management fees	1,944	1,824
Taxes, insurance and other	3,135	3,008
General and administrative	2,397	1,245
Reimbursed expenses	1,913	1,824
Depreciation expense	8,007	7,857
Total expenses	49,801	46,521

Operating income	10,102	9,830

Interest expense, net	(822)	(889)

Income from continuing operations	9,280	8,941

Income from discontinued operations	0	515

Net income	$9,280	$9,456

Basic and diluted net income per common share
From continuing operations	$0.10	$0.10
From discontinued operations	0	0
Total basic and diluted net income per common share	$0.10	$0.10

Weighted average common shares outstanding - basic and diluted	91,082	91,356

See notes to consolidated financial statements.

Index

Apple REIT Six, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2012	2011

Cash flows from operating activities:
Net income	$9,280	$9,456
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	8,007	7,857
Amortization of deferred financing costs, fair value adjustments and other non-cash expenses, net	36	21
Changes in operating assets and liabilities:
Increase in due from third party managers, net	(4,990)	(4,956)
Increase in other assets	(1,104)	(629)
Increase (decrease) in accounts payable and accrued expenses	863	(307)
Net cash provided by operating activities	12,092	11,442

Cash flows from investing activities:
Capital improvements, net	(3,056)	(3,530)
Net increase in cash restricted for property improvements	(54)	(76)
Net cash used in investing activities	(3,110)	(3,606)

Cash flows from financing activities:
Net proceeds from credit facility	8,850	9,256
Payments of mortgage debt	(185)	(206)
Net proceeds related to issuance of Units	5,399	7,343
Redemptions of Units	(5,052)	(6,655)
Distributions paid to common shareholders	(18,026)	(17,574)
Net cash used in financing activities	(9,014)	(7,836)

Net change in cash and cash equivalents	(32)	0

Cash and cash equivalents, beginning of period	32	0

Cash and cash equivalents, end of period	$0	$0

See notes to consolidated financial statements.

Index

Apple REIT Six, Inc.
Notes to Consolidated Financial Statements

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its 2011 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2012.

2.  General Information and Summary of Significant Accounting Policies

Organization

Apple REIT Six, Inc., together with its wholly owned subsidiaries (the “Company”), is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes.  The Company was formed to invest in income-producing real estate in the United States.  Initial capitalization occurred on January 20, 2004 and operations began on May 28, 2004 when the Company acquired its first hotel. The Company concluded its best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) in March 2006. The Company’s fiscal year end is December 31. As of March 31, 2012 the Company owned 66 hotels.  The Company has no foreign operations or assets and its operating structure includes only one segment.  The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Significant Account Policies

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Earnings per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the period. Diluted earnings per common share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. There were no potential common shares with a dilutive effect during the three months ended March 31, 2012 or 2011. As a result, basic and dilutive outstanding shares were the same. Series B convertible preferred shares are not included in earnings per common share calculations until such time that such shares are eligible to be converted to common shares.

Index

3.  Credit Facility

The Company has a $60 million unsecured credit facility with a commercial bank that is utilized for working capital, hotel renovations, and other general corporate funding purposes, including the payment of redemptions and distributions. The Company refinanced the credit facility in September 2011 with its existing lender. The outstanding principal is required to be paid by the maturity date of September 8, 2013 and may be prepaid without penalty. Interest payments are due monthly and the interest rate is equal to the applicable LIBOR (the London Interbank Offered Rate) plus 3.5%. The credit facility also has an unused fee of 0.35% if the average outstanding quarterly balance is greater than $30 million and 0.5% if the average outstanding quarterly balance is less than $30 million. The outstanding balance on the credit facility as of March 31, 2012 and December 31, 2011 was $52.5 million and $43.7 million and its interest rate was 3.75% and 3.82%, respectively. The credit facility has two primary financial covenants. The Company was in compliance with each of these covenants at March 31, 2012.

4.  Fair Value of Financial Instruments

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of the debt obligation with similar credit terms and credit characteristics which are Level 3 inputs. Market rates take into consideration general market conditions and maturity. As of March 31, 2012, the carrying value and estimated fair value of the Company’s debt was approximately $71.7 million and $73.2 million. As of December 31, 2011, the carrying value and estimated fair value of the Company’s debt was $63.1 million and $64.0 million. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

5.  Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties.  These transactions cannot be construed to be at arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.  The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section and no new significant related party transactions during the three months ended March 31, 2012.  The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The Company has a contract with Apple Six Realty Group (“A6RG”), to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, A6RG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions plus certain reimbursable costs. As of March 31, 2012, payments to A6RG for services under the terms of this contract have totaled $16.9 million since inception which were capitalized as a part of the purchase price of the hotels. No fees were incurred during the three months ended March 31, 2012 and 2011 under this contract.

The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“A6A”), pursuant to which A6A provides management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled $0.6 million and $0.4 million for the three months ended March 31, 2012 and 2011.

Index

Through its wholly-owned subsidiary, Apple Fund Management, LLC (“AFM”), the Company provides support services to A6RG, Apple Suites Realty Group, Inc. (“ASRG”), A6A, Apple Seven Advisors, Inc. (“A7A”), Apple REIT Seven, Inc., Apple Eight Advisors, Inc. (“A8A”), Apple REIT Eight, Inc., Apple Nine Advisors, Inc. (“A9A”), Apple REIT Nine, Inc., Apple Ten Advisors, Inc. (“A10A”) and Apple REIT Ten, Inc.  A7A provides day to day advisory and administrative functions for Apple REIT Seven, Inc. A8A provides day to day advisory and administrative functions for Apple REIT Eight, Inc. A9A provides day to day advisory and administrative functions for Apple REIT Nine, Inc. A10A provides day to day advisory and administrative functions for Apple REIT Ten, Inc. ASRG provides real estate brokerage services to Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. Each of these companies has agreed to reimburse the Company for its costs in providing these services. A6RG, ASRG, A6A, A7A, A8A, A9A, and A10A are 100% owned by Glade Knight, the Company’s Chairman and Chief Executive Officer.  For the three months ended March 31, 2012 and 2011, the Company received reimbursement of its costs totaling $1.9 million and $1.8 million from the participating entities.  The Company’s net allocated cost for these support services was approximately $0.3 million and $0.4 million for the three months ended March 31, 2012 and 2011.   As part of this arrangement, the day to day transactions may result in amounts due to or from the noted related parties.  To effectively manage cash disbursements, the individual companies may make payments for any or all of the related companies.  The amounts due to or from the related companies are reimbursed or collected and are not significant in amount.

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

Included in other assets, net on the Company’s consolidated balance sheet is a 26% equity investment in Apple Air Holding, LLC (“Apple Air”).  The other members of Apple Air are Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Through its equity investment the Company has access to Apple Air’s aircraft for asset management and renovation purposes. The Company’s equity investment was approximately $1.7 million at both March 31, 2012 and December 31, 2011. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the three months ended March 31, 2012 and 2011, the Company recorded a loss of approximately $42,000 and $53,000 as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in general and administrative expense in the Company’s consolidated statements of operations.

The Company has incurred legal fees associated with the Legal Proceedings discussed herein.  The Company also incurs other professional fees such as accounting, auditing and reporting.  These fees are included in general and administrative expense in the Company’s consolidated statements of operations.  To be cost effective, these services received by the Company are shared as applicable across the other Apple REIT Companies (Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc., and Apple REIT Ten, Inc.).  The professionals cannot always specifically identify their fees for one company therefore management allocates these costs across the companies that benefit from the services.

Index

6.  Shareholders’ Equity

Unit Redemption Program

The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually paid for the Unit; or (2) $11.00 per Unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. Since inception of the program through March 31, 2012, the Company has redeemed approximately 17.1 million Units representing $187.5 million, including 0.5 million Units in the amount of $5.1 million and 0.6 million Units in the amount of $6.7 million redeemed during the three months ended March 31, 2012 and 2011, respectively. As contemplated in the program, beginning with the July 2011 redemption, the scheduled redemption date for the third quarter of 2011, the Company redeemed Units on a pro-rata basis.  Prior to July 2011, the Company redeemed 100% of redemption requests.  The following is a summary of the Unit redemptions during 2011 and the first quarter of 2012:

Redemption Date	Requested Unit Redemptions	Units Redeemed	Redemption Requests not Redeemed
January 2011	606,064	606,064	-
April 2011	683,427	683,427	-
July 2011	4,412,066	737,284	3,674,782
October 2011	9,878,351	726,613	9,151,738
January 2012	11,591,274	459,736	11,131,538

As noted in the table above, beginning with the July 2011 redemption, the total redemption requests exceeded the authorized amount of redemptions and, as a result the Board of Directors has and will continue to limit the amount of redemptions as it deems prudent.

Dividend Reinvestment Plan

In February 2006, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 20 million Units for potential issuance under the plan.  During the three months ended March 31, 2012 and 2011, approximately 0.5 million Units, representing $5.4 million and 0.7 million Units, representing $7.3 million in proceeds to the Company, were issued under the plan. Since the inception of the plan through March 31, 2012, approximately 17.2 million Units, representing $189.0 million in proceeds to the Company, were issued under the plan.

Distributions

The Company’s annual distribution rate as of March 31, 2012 was $0.792 per common share, payable monthly. For the three months ended March 31, 2012 and 2011, the Company made distributions of $0.198 and $0.193 per common share for a total of $18.0 million and $17.6 million.

7.  Legal Proceedings

The term the “Apple REIT Companies” means the Company, Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

Index

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

On February 16, 2012, one shareholder of the Company and Apple REIT Seven, Inc., filed a putative class action lawsuit captioned Laurie Brody v. David Lerner Associates, Inc., et al., Case No. 1:12-cv-782-ERK-RER, in the United States District Court for the Eastern District of New York against the Company, Apple REIT Seven, Inc., Glade M. Knight, Apple Suites Realty Group, Inc., David Lerner Associates, Inc., and certain executives of David Lerner Associates, Inc.  The complaint, purportedly brought on behalf of all purchasers of Units of the Company and Apple REIT Seven, Inc., or those who otherwise acquired these Units, asserts claims for breach of fiduciary duty and aiding and abetting breach of fiduciary duty, unjust enrichment, negligence, breach of written or implied contract (against the David Lerner Associates, Inc. defendants only), and for violation of New Jersey’s state securities laws.  On March 13, 2012, by order of the court, Laurie Brody v. David Lerner Associates, Inc., et al. was consolidated into the In re Apple REITs Litigation.

On April 18, 2012, the Company, and the other Apple REIT Companies, served a motion to dismiss the consolidated complaint in the In re Apple REITs Litigation.  The Company and the other Apple REIT Companies accompanied their motion to dismiss the consolidated complaint with a memorandum of law in support of their motion to dismiss the consolidated complaint.  As noted above, the briefing for any motion to dismiss is expected to be concluded by June 18, 2012.

The Company believes that any claims against it, its officers and directors and other Apple entities are without merit, and intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

8.  Discontinued Operations

The Company completed the sale of two hotels on June 6, 2011; therefore these properties had no results of operations in 2012. The results of operations for these properties for the three months ended March 31, 2011 have been classified in the consolidated statements of operations in the line item income from discontinued operations.

Index

The following table sets forth the components of income from discontinued operations for the three months ended March 31, 2011 (in thousands):

Three months
ended
March 31, 2011

Total revenue	$1,352
Hotel operating expenses	760
Taxes, insurance and other	77
Depreciation expense	-
Income from discontinued operations	$515

9.  Subsequent Events

In April 2012, the Company declared and paid approximately $6.0 million, or $0.066 per outstanding common share, in distributions to its common shareholders, of which approximately $1.7 million or 159,000 Units were reinvested under the Company’s Dividend Reinvestment Plan.

In April 2012, under the guidelines of the Company’s Unit Redemption Program, the Company redeemed approximately 455,000 Units in the amount of $5.0 million.  As contemplated in the program, the Company redeemed Units on a pro-rata basis, whereby a percentage of each requested redemption was fulfilled at the discretion of the Company’s Board of Directors. This redemption was approximately 4% of the total 11.2 million requested Units to be redeemed, with approximately 10.7 million requested Units not redeemed.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential,” and similar expressions that convey the uncertainty of future events or outcomes. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles; the outcome of current and future litigation, regulatory proceedings, or inquiries; and competition within the hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in the quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission. Any forward-looking statement that the Company makes speaks only as of the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events or otherwise, except as required by law.

Overview

Apple REIT Six, Inc., together with its wholly owned subsidiaries (the “Company”), was formed to invest in income-producing real estate in the United States. The Company was initially capitalized on January 20, 2004, with its first investor closing on April 23, 2004. The Company completed its best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) in March 2006. The Company has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. As of March 31, 2012, the Company owned 66 hotels within different markets in the United States. The Company’s first hotel was acquired on May 28, 2004.

Hotel Operations

Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels as compared to other hotels within their respective local markets, in general, has met the Company’s expectations for the period owned. Beginning in 2011 and continuing through the first quarter of 2012, the hotel industry and Company’s revenues and operating income have shown improvement from the significant decline in the industry during 2008 through 2010. Although there is no way to predict future general economic conditions, the Company anticipates mid single digit revenue percentage increases for 2012 as compared to 2011. In evaluating financial condition and operating performance, the most important indicators on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”), revenue per available room (“RevPAR”), and market yield which compares an individual hotel’s results to others in its local market, and expenses, such as hotel operating expenses, general and administrative and other expenses described below.

Index

The Company continually monitors the profitability of its properties and attempts to maximize shareholder value by timely disposal of properties. During the third quarter of 2010 the Company committed to sell two underperforming assets, the Tempe, Arizona TownePlace Suites and SpringHill Suites. The Company completed the sale of these two hotels in June 2011. The results of these properties have been included in discontinued operations for the period owned and are not included in the summary below. The following is a summary of the Company’s results from continuing operations:

	Three Months Ended March 31,
(in thousands, except statistical data)	2012	Percent of Revenue	2011	Percent of Revenue	Percent Change

Total hotel revenue	$57,990	100%	$54,527	100%	6%
Hotel operating expenses	34,349	59%	32,587	60%	5%
Taxes, insurance and other expense	3,135	5%	3,008	6%	4%
General and administrative expense	2,397	4%	1,245	2%	93%
Depreciation	8,007		7,857		2%
Interest expense, net	822		889		-8%

Number of hotels	66		66		-
Average Market Yield (1)	123		123		-
ADR	$110		$107		3%
Occupancy	70%		69%		1%
RevPAR	$77		$74		4%
Total rooms sold (2)	483,179		470,596		3%
Total rooms available (3)	692,447		685,320		1%

(1) Calculated from data provided by Smith Travel Research, Inc.® Excludes hotels under renovation during the applicable periods.
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

Index

On February 16, 2012, one shareholder of the Company and Apple REIT Seven, Inc., filed a putative class action lawsuit captioned Laurie Brody v. David Lerner Associates, Inc., et al., Case No. 1:12-cv-782-ERK-RER, in the United States District Court for the Eastern District of New York against the Company, Apple REIT Seven, Inc., Glade M. Knight, Apple Suites Realty Group, Inc., David Lerner Associates, Inc., and certain executives of David Lerner Associates, Inc.  The complaint, purportedly brought on behalf of all purchasers of Units of the Company and Apple REIT Seven, Inc., or those who otherwise acquired these Units, asserts claims for breach of fiduciary duty and aiding and abetting breach of fiduciary duty, unjust enrichment, negligence, breach of written or implied contract (against the David Lerner Associates, Inc. defendants only), and for violation of New Jersey’s state securities laws.  On March 13, 2012, by order of the court, Laurie Brody v. David Lerner Associates, Inc., et al. was consolidated into the In re Apple REITs Litigation.

On April 18, 2012, the Company, and the other Apple REIT Companies, served a motion to dismiss the consolidated complaint in the In re Apple REITs Litigation.  The Company and the other Apple REIT Companies accompanied their motion to dismiss the consolidated complaint with a memorandum of law in support of their motion to dismiss the consolidated complaint.  As noted above, the briefing for any motion to dismiss is expected to be concluded by June 18, 2012.

The Company believes that any claims against it, its officers and directors and other Apple entities are without merit, and intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

Hotels Owned

The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 66 hotels the Company owned at March 31, 2012.  All dollar amounts are in thousands.

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

Index

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

Results of Operations

As of March 31, 2012, the Company owned 66 hotels with 7,658 rooms. The Company’s portfolio reflects the sale of two Tempe, Arizona properties in June 2011. Hotel performance is impacted by many factors, including the economic conditions in the United States, as well as each locality. During the period from the second half of 2008 through 2010, the overall weakness in the U.S. economy had a considerable negative impact on both consumer and business travel. As a result, hotel revenue in most markets in the United States declined from levels of 2007 and the first half of 2008. However, economic conditions have shown evidence of improvement in 2011 and the first quarter of 2012. Although the Company expects continued improvements in 2012, it is not anticipated that revenue and operating income will completely return to pre-recession levels. The Company’s hotels in general have shown results consistent with industry and brand averages for the period of ownership.

     Revenues

The Company’s principal source of revenue is hotel revenue, consisting of room and other related revenue. For the three months ended March 31, 2012 and 2011, the Company had total hotel revenue from continuing operations of $58.0 million and $54.5 million, respectively. For the three months ended March 31, 2012 and 2011, the hotels achieved average occupancy of 70% and 69%, ADR of $110 and $107 and RevPAR of $77 and $74. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

Index

 Since the beginning of 2010 and continuing into 2012, the Company has experienced an increase in demand, as demonstrated by the improvement in average occupancy. In addition, also signifying a stabilizing economy, the Company experienced an increase in ADR of 3% during the first quarter of 2012 as compared to the first quarter of 2011. With continued demand and room rate improvement, the Company and industry are forecasting a mid single digit percentage increase in revenue for 2012 as compared to 2011. While reflecting the impact of post-recessionary levels of single-digit growth in national economic activity, the Company’s hotels also continue to be leaders in their respective markets. The Company’s average Market Yield for the first three months of both 2012 and 2011 was 123. The Market Yield is a measure of each hotel’s RevPAR compared to the average in the market; with 100 being the average (the index excludes hotels under renovation) and is provided by Smith Travel Research, Inc. ®, an independent company that tracks historical hotel performance in most markets throughout the world. The Company will continue to pursue market opportunities to improve revenue.

     Expenses

Hotel operating expenses consist of direct room expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees.  For the three months ended March 31, 2012 and 2011, hotel operating expenses from continuing operations totaled $34.3 million and $32.6 million, respectively, representing 59% and 60% of total hotel revenue. Results for the three months ended March 31, 2012 reflect the impact of modest increases in revenues and occupancy at most of the Company’s hotels, and the Company’s efforts to control costs. Certain operating costs such as management costs, certain utility costs and minimum supply and maintenance costs are relatively fixed in nature. The Company has been successful in reducing, relative to revenue increases, certain labor costs, hotel supply costs, maintenance costs and utilities by continually monitoring and sharing utilization data across its hotels and management companies. Although operating expenses will increase as occupancy and revenue increases, the Company has and will continue to work with its management companies to reduce costs as a percentage of revenue as aggressively as possible while maintaining quality and service levels at each property.

Taxes, insurance, and other expenses from continuing operations for the three months ended March 31, 2012 and 2011 were $3.1 million and $3.0 million, respectively, or 5% and 6% of total hotel revenue. Although the first quarter of 2012 included the benefit of successful appeals, property taxes will likely increase for the full year of 2012 if the economy continues to improve and localities reassess property values accordingly. Also, 2012 insurance rates have increased due to property and casualty carriers’ losses world-wide in the past year.

General and administrative expense from continuing operations for the three months ended March 31, 2012 and 2011 was $2.4 million and $1.2 million, or 4% and 2% of total hotel revenue. The principal components of general and administrative expense are advisory fees and reimbursable expenses, legal fees, accounting fees, the Company’s share of the loss in its investment in Apple Air Holding, LLC, and reporting expenses. During the three months ended March 31, 2012 and 2011, the Company incurred approximately $0.5 million and $0.2 million, respectively, in legal costs, an increase over prior year due to the legal matters discussed herein and continued costs related to responding to Securities and Exchange Commission inquiries. The Company anticipates it will continue to incur significant legal costs for at least the remainder of 2012. Also, during the fourth quarter of 2011, the Company began to incur costs associated with its evaluation of a potential consolidation transaction with Apple REIT Seven, Inc., Apple REIT Eight, Inc., and Apple REIT Nine, Inc.  Total costs incurred during the three months ended March 31, 2012 were approximately $0.7 million.  The Company will continue to incur these costs during 2012 if a transaction is pursued.

 Depreciation expense from continuing operations for the three months ended March 31, 2012 and 2011 was $8.0 million and $7.9 million. Depreciation expense represents the expense of the 66 hotels included in the Company’s continuing operations and related personal property for the respective periods owned. The increase in depreciation is due to renovations completed throughout 2011 and in the first three months of 2012.

Interest expense, net was $0.8 million and $0.9 million for the three months ended March 31, 2012 and 2011. Interest expense primarily arose from mortgage debt outstanding on certain properties acquired, in addition to interest on borrowings under the Company’s credit facility. As of March 31, 2012, the Company had debt outstanding of $71.7 million compared to $72.7 million at March 31, 2011. Interest expense decreased from 2011 due to a reduction in debt and a reduction in the effective interest rate under the Company’s credit facility. In addition, during the three months ended March 31, 2012 and 2011, the Company capitalized interest of approximately $34,000 and $154,000 in conjunction with hotel renovations.

Index

Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties.  These transactions cannot be construed to be at arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.  The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section and no new significant related party transactions during the three months ended March 31, 2012.  The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The Company has a contract with Apple Six Realty Group (“A6RG”), to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, A6RG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions plus certain reimbursable costs. As of March 31, 2012, payments to A6RG for services under the terms of this contract have totaled $16.9 million since inception which were capitalized as a part of the purchase price of the hotels. No fees were incurred during the three months ended March 31, 2012 and 2011 under this contract.

The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“A6A”), pursuant to which A6A provides management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled $0.6 million and $0.4 million for the three months ended March 31, 2012 and 2011.

Through its wholly-owned subsidiary, Apple Fund Management, LLC (“AFM”), the Company provides support services to A6RG, Apple Suites Realty Group, Inc. (“ASRG”), A6A, Apple Seven Advisors, Inc. (“A7A”), Apple REIT Seven, Inc., Apple Eight Advisors, Inc. (“A8A”), Apple REIT Eight, Inc., Apple Nine Advisors, Inc. (“A9A”), Apple REIT Nine, Inc., Apple Ten Advisors, Inc. (“A10A”) and Apple REIT Ten, Inc.  A7A provides day to day advisory and administrative functions for Apple REIT Seven, Inc. A8A provides day to day advisory and administrative functions for Apple REIT Eight, Inc. A9A provides day to day advisory and administrative functions for Apple REIT Nine, Inc. A10A provides day to day advisory and administrative functions for Apple REIT Ten, Inc. ASRG provides real estate brokerage services to Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. Each of these companies has agreed to reimburse the Company for its costs in providing these services. A6RG, ASRG, A6A, A7A, A8A, A9A, and A10A are 100% owned by Glade Knight, the Company’s Chairman and Chief Executive Officer.  For the three months ended March 31, 2012 and 2011, the Company received reimbursement of its costs totaling $1.9 million and $1.8 million from the participating entities.  The Company’s net allocated cost for these support services was approximately $0.3 million and $0.4 million for the three months ended March 31, 2012 and 2011.   As part of this arrangement, the day to day transactions may result in amounts due to or from the noted related parties.  To effectively manage cash disbursements, the individual companies may make payments for any or all of the related companies.  The amounts due to or from the related companies are reimbursed or collected and are not significant in amount.

Index

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

Included in other assets, net on the Company’s consolidated balance sheet is a 26% equity investment in Apple Air Holding, LLC (“Apple Air”).  The other members of Apple Air are Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Through its equity investment the Company has access to Apple Air’s aircraft for asset management and renovation purposes. The Company’s equity investment was approximately $1.7 million at both March 31, 2012 and December 31, 2011. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the three months ended March 31, 2012 and 2011, the Company recorded a loss of approximately $42,000 and $53,000 as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in general and administrative expense in the Company’s consolidated statements of operations.

The Company has incurred legal fees associated with the Legal Proceedings discussed herein.  The Company also incurs other professional fees such as accounting, auditing and reporting.  These fees are included in general and administrative expense in the Company’s consolidated statements of operations.  To be cost effective, these services received by the Company are shared as applicable across the other Apple REIT Companies (Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc., and Apple REIT Ten, Inc.).  The professionals cannot always specifically identify their fees for one company therefore management allocates these costs across the companies that benefit from the services.

Liquidity and Capital Resources

The Company has a $60 million unsecured credit facility with a commercial bank, that is utilized for working capital, hotel renovations, and other general corporate funding purposes, including the payment of redemptions and distributions. The Company refinanced the credit facility in September 2011 with its existing lender. The outstanding principal is required to be paid by the maturity date of September 8, 2013 and may be prepaid without penalty. Interest payments are due monthly and the applicable interest rate is equal to the applicable LIBOR (the London Interbank Offered Rate) plus 3.5%. With the availability of this credit facility, the Company maintains little cash on hand, accessing the facility as necessary. As a result, cash on hand was $0 at March 31, 2012. The outstanding balance on the credit facility as of March 31, 2012 was $52.5 million and its interest rate was 3.75%. The credit facility has two primary financial covenants, which are: a) at the end of each calendar quarter, the shareholder payout ratio, as defined in the loan documents, cannot exceed the Company’s funds from operations for the immediately preceding twelve month period, which is 105% through December 31, 2012 and 100% thereafter, and b) the Company must maintain a minimum net worth, as defined in the loan documents, greater than $500 million at all times. The Company was in compliance with each of these covenants at March 31, 2012.

Index

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

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. The Company’s objective in setting a distribution rate is to project a rate that will provide consistency over the life of the Company, taking into account acquisitions and capital improvements, ramp up of new properties and varying economic cycles. Distributions in the first three months of 2012 totaled $18.0 million and were paid monthly at a rate of $0.066 per common share. For the same period the Company’s cash generated from operations was $12.1 million. The shortfall includes a return of capital and was funded primarily by borrowings on the credit facility. The Company intends to continue paying distributions on a monthly basis. However, since there can be no assurance of the ability of the Company’s properties to provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate.  The Board of Directors monitors the Company’s distribution rate relative to the performance of the hotels on an ongoing basis and may make adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company.

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements and under certain loan agreements, to make available, for the repair, replacement and refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. The Company invested approximately $3.1 million in capital expenditures during the first three months of 2012. The Company anticipates total capital expenditures of approximately $18 million to $20 million for the full year of 2012 in connection with renovations and brand initiatives. The Company currently does not have any existing or planned projects for new development.

The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually paid for the Unit; or (2) $11.00 per Unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. Since inception of the program through March 31, 2012, the Company has redeemed approximately 17.1 million Units representing $187.5 million, including 0.5 million Units in the amount of $5.1 million and 0.6 million Units in the amount of $6.7 million redeemed during the three months ended March 31, 2012 and 2011, respectively. As contemplated in the program, beginning with the July 2011 redemption, the scheduled redemption date for the third quarter of 2011, the Company redeemed Units on a pro-rata basis.  Prior to July 2011, the Company redeemed 100% of redemption requests.  The following is a summary of the Unit redemptions during 2011 and the first quarter of 2012:

Redemption Date	Requested Unit Redemptions	Units Redeemed	Redemption Requests not Redeemed
January 2011	606,064	606,064	-
April 2011	683,427	683,427	-
July 2011	4,412,066	737,284	3,674,782
October 2011	9,878,351	726,613	9,151,738
January 2012	11,591,274	459,736	11,131,538

Index

As noted in the table above, beginning with the July 2011 redemption, the total redemption requests exceeded the authorized amount of redemptions and, as a result the Board of Directors has and will continue to limit the amount of redemptions as it deems prudent. Currently, the Company plans to redeem under its Unit Redemption Program approximately 2% of weighted average Units during 2012.

In February 2006, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 20 million Units for potential issuance under the plan.  As of March 31, 2012, approximately 17.2 million Units, representing $189.0 million in proceeds to the Company, have been issued under the plan, including 0.5 million Units and 0.7 million Units, representing $5.4 million and $7.3 million in proceeds to the Company during the three months ended March 31, 2012 and 2011.

Impact of Inflation

Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. Currently the Company is not experiencing any material impact from inflation.

Business Interruption

Being in the real estate industry, the Company is exposed to natural disasters on both a local and national scale. Although management believes there is adequate insurance to cover this exposure, there can be no assurance that such events will not have a material adverse effect on the Company’s financial position or results of operations

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at the Company’s hotels may cause quarterly fluctuations in its revenues. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand or, if necessary, any available other financing sources to make distributions.

Subsequent Events

In April 2012, the Company declared and paid approximately $6.0 million, or $0.066 per outstanding common share, in distributions to its common shareholders, of which approximately $1.7 million or 159,000 Units were reinvested under the Company’s Dividend Reinvestment Plan.

In April 2012, under the guidelines of the Company’s Unit Redemption Program, the Company redeemed approximately 455,000 Units in the amount of $5.0 million.  As contemplated in the program, the Company redeemed Units on a pro-rata basis, whereby a percentage of each requested redemption was fulfilled at the discretion of the Company’s Board of Directors. This redemption was approximately 4% of the total 11.2 million requested Units to be redeemed, with approximately 10.7 million requested Units not redeemed.

Index

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of March 31, 2012, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash, or borrows on its credit facility. Based on the balance of the Company’s credit facility at March 31, 2012, of $52.5 million, every 100 basis points change in interest rates could impact the Company’s annual net income by $525,000, all other factors remaining the same. The Company’s cash balance at March 31, 2012 was $0.

Item 4.  Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.  There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

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

On February 16, 2012, one shareholder of the Company and Apple REIT Seven, Inc., filed a putative class action lawsuit captioned Laurie Brody v. David Lerner Associates, Inc., et al., Case No. 1:12-cv-782-ERK-RER, in the United States District Court for the Eastern District of New York against the Company, Apple REIT Seven, Inc., Glade M. Knight, Apple Suites Realty Group, Inc., David Lerner Associates, Inc., and certain executives of David Lerner Associates, Inc.  The complaint, purportedly brought on behalf of all purchasers of Units of the Company and Apple REIT Seven, Inc., or those who otherwise acquired these Units, asserts claims for breach of fiduciary duty and aiding and abetting breach of fiduciary duty, unjust enrichment, negligence, breach of written or implied contract (against the David Lerner Associates, Inc. defendants only), and for violation of New Jersey’s state securities laws.  On March 13, 2012, by order of the court, Laurie Brody v. David Lerner Associates, Inc., et al. was consolidated into the In re Apple REITs Litigation.

On April 18, 2012, the Company, and the other Apple REIT Companies, served a motion to dismiss the consolidated complaint in the In re Apple REITs Litigation.  The Company and the other Apple REIT Companies accompanied their motion to dismiss the consolidated complaint with a memorandum of law in support of their motion to dismiss the consolidated complaint.  As noted above, the briefing for any motion to dismiss is expected to be concluded by June 18, 2012.

Index

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unit Redemption Program

In July 2005, the Company instituted a Unit redemption program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually paid for the Unit; or (2) $11.00 per Unit.  The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As noted below, during 2011 and the first quarter of 2012, the total redemption requests exceeded the authorized amount of redemptions and the Board of Directors has and will continue to limit the amount of redemptions as it deems prudent.

Since inception of the program through March 31, 2012, the Company has redeemed approximately 17.1 million Units representing $187.5. During the three months ended March 31, 2012 the Company redeemed approximately 0.5 million Units in the amount of $5.1 million. As contemplated in the program, beginning with the July 2011redemption, the Company redeemed Units on a pro-rata basis with approximately 17% of the amount requested redeemed in the third quarter of 2011, approximately 7% of the amount requested redeemed in the fourth quarter of 2011, and approximately 4% of the amount requested redeemed in January 2012 (the last scheduled redemption date during the three months ended March 31, 2012), leaving approximately 11.1 million Units requested but not redeemed. Prior to July 2011, the Company had redeemed 100% of redemption requests. The Company has a number of cash sources including cash from operations, dividend reinvestment plan proceeds, borrowings under its credit facilities and asset sales from which it can make redemptions. See the Company’s complete consolidated statements of cash flows for the three months ended March 31, 2012 and 2011 in the Company’s interim financial statements in Item 1 of this Form 10-Q for further description of the sources and uses of the Company’s cash flows. The following is a summary of redemptions during the first quarter of 2012 (no redemptions occurred in February and March 2012):
Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
January 2012	459,736	$10.99	459,736		(1)

(1) The maximum number of Units that may be redeemed in any 12 month period is limited to up to five percent (5.0%) of the weighted average number of Units outstanding from the beginning of the 12 month period, subject to the Company’s right to change the number of Units to be redeemed.

Index

Item 6.  Exhibits

Exhibit Number	Description of Documents

3.1	Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-11 (SEC File No. 333-112169) effective April 23, 2004)

3.2	Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Post-Effective Amendment No. 4 to Form S-11 (SEC File No. 333-112169) effective June 14, 2005)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

31.2	Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

32.1
Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

101
The following materials from Apple REIT Six, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text  (FURNISHED HEREWITH)

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE REIT SIX, INC.

By:	/s/ GLADE M. KNIGHT	Date: May 7, 2012
Glade M. Knight,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: May 7, 2012
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Index