Form 10-Q
period 2012-06-30
APPLE REIT SIX INC
filed 2012-08-13
CIK 1277151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

Commission File Number 000-51270

APPLE REIT SIX, INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	20-0620523
(State or other jurisdiction of incorporation or organization)	(IRS. Employer Identification No.)

814 EAST MAIN STREET RICHMOND, VIRGINIA	23219
(Address of principal executive offices)	(Zip Code)

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

Number of registrant’s common shares outstanding as of August 1, 2012: 91,007,018

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

Index

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

Apple REIT Six, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Investment in real estate, net of accumulated depreciation of $201,724 and $185,860, respectively	$735,536	$746,354
Cash and cash equivalents	0	32
Restricted cash-furniture, fixtures and other escrows	3,352	3,570
Due from third party manager, net	13,596	6,598
Other assets, net	3,110	2,811

TOTAL ASSETS	$755,594	$759,365

LIABILITIES
Credit facility	$55,045	$43,690
Mortgage debt	14,194	19,377
Accounts payable and accrued expenses	6,311	5,670

TOTAL LIABILITIES	75,550	68,737

SHAREHOLDERS' EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	0	0
Series A preferred stock, no par value, authorized 200,000,000 shares; issued and outstanding 91,219,408 and 91,181,198 shares, respectively	0	0
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 91,219,408 and 91,181,198 shares, respectively	899,869	899,345
Distributions greater than net income	(219,849)	(208,741)

TOTAL SHAREHOLDERS' EQUITY	680,044	690,628

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$755,594	$759,365

See notes to consolidated financial statements.

Index

Apple REIT Six, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenues:
Room revenue	$62,189	$57,820	$116,107	$108,589
Other revenue	4,148	4,140	8,220	7,898
Reimbursed expenses	1,886	1,824	3,799	3,648
Total revenue	68,223	63,784	128,126	120,135

Expenses:
Operating expense	16,195	15,521	31,478	29,889
Hotel administrative expense	5,047	4,831	9,974	9,530
Sales and marketing	5,345	4,959	10,075	9,376
Utilities	2,255	2,241	4,516	4,612
Repair and maintenance	2,812	2,745	5,603	5,367
Franchise fees	2,805	2,606	5,218	4,892
Management fees	2,288	2,109	4,232	3,933
Taxes, insurance and other	3,364	3,087	6,499	6,095
General and administrative	1,849	1,455	4,246	2,700
Reimbursed expenses	1,886	1,824	3,799	3,648
Depreciation expense	7,862	8,600	15,869	16,457
Total expenses	51,708	49,978	101,509	96,499

Operating income	16,515	13,806	26,617	23,636

Interest expense, net	(846)	(1,068)	(1,668)	(1,957)

Income from continuing operations	15,669	12,738	24,949	21,679

Income from discontinued operations	0	156	0	671

Net income	$15,669	$12,894	$24,949	$22,350

Basic and diluted net income per common share
From continuing operations	$0.17	$0.14	$0.27	$0.23
From discontinued operations	0	0	0	0.01
Total basic and diluted net income per common share	$0.17	$0.14	$0.27	$0.24

Weighted average common shares outstanding - basic and diluted	91,100	91,338	91,091	91,347

See notes to consolidated financial statements.

Index

Apple REIT Six, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2012	2011

Cash flows from operating activities:
Net income	$24,949	$22,350
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	15,869	16,457
Amortization of deferred financing costs, fair value adjustments and other non-cash expenses, net	169	309
Changes in operating assets and liabilities:
Increase in due from third party managers, net	(6,998)	(6,730)
Increase in other assets	(561)	(888)
Increase in accounts payable and accrued expenses	1,027	26
Net cash provided by operating activities	34,455	31,524

Cash flows from investing activities:
Capital improvements, net	(5,371)	(7,516)
Proceeds from sale of assets, net	0	10,755
Net decrease in cash restricted for property improvements	303	349
Net cash provided by (used in) investing activities	(5,068)	3,588

Cash flows from financing activities:
Net proceeds from credit facility	11,355	4,141
Payments of mortgage debt	(5,150)	(4,333)
Payments of financing costs related to borrowings	0	(300)
Net proceeds related to issuance of Units	10,484	14,691
Redemptions of Units	(10,051)	(14,161)
Distributions paid to common shareholders	(36,057)	(35,150)
Net cash used in financing activities	(29,419)	(35,112)

Net change in cash and cash equivalents	(32)	0

Cash and cash equivalents, beginning of period	32	0

Cash and cash equivalents, end of period	$0	$0

See notes to consolidated financial statements.

Index

Apple REIT Six, Inc.
Notes to Consolidated Financial Statements

1.  Organization and Summary of Significant Accounting Policies

Organization

Apple REIT Six, Inc., together with its wholly owned subsidiaries (the “Company”), is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes.  The Company was formed to invest in income-producing real estate in the United States.  Initial capitalization occurred on January 20, 2004 and operations began on May 28, 2004 when the Company acquired its first hotel. The Company concluded its best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) in March 2006. The Company’s fiscal year end is December 31.  The Company has no foreign operations or assets and its operating structure includes only one segment.  The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.  As of June 30, 2012, the Company owned 66 hotels located in 18 states with an aggregate of 7,658 rooms.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its 2011 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2012.

Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Earnings per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the period. Diluted earnings per common share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. There were no potential common shares with a dilutive effect for the three and six months ended June 30, 2012 or 2011. As a result, basic and dilutive outstanding shares were the same. Series B convertible preferred shares are not included in earnings per common share calculations until such time that such shares are eligible to be converted to common shares.

Index

2.  Credit Facility

The Company has a $60 million unsecured credit facility with a commercial bank that is utilized for working capital, hotel renovations, and other general corporate funding purposes, including the payment of redemptions and distributions. The Company refinanced the credit facility in September 2011 with its existing lender. The outstanding principal is required to be paid by the maturity date of September 8, 2013 and may be prepaid without penalty. Interest payments are due monthly and the interest rate is equal to the applicable LIBOR (the London Interbank Offered Rate) plus 3.5%. The credit facility also has an unused fee of 0.35% if the average outstanding quarterly balance is greater than $30 million and 0.5% if the average outstanding quarterly balance is less than $30 million. The outstanding balance on the credit facility as of June 30, 2012 and December 31, 2011 was $55.0 million and $43.7 million and its interest rate was 3.75% and 3.82%, respectively. The credit facility has two primary financial covenants. The Company was in compliance with each of these covenants at June 30, 2012.

3.  Notes Payable

In June 2012, the Company retired the note payable secured by its Hampton Inn & Suites hotel in Glendale, Colorado which had an outstanding balance of $4.8 million when retired.

4.  Fair Value of Financial Instruments

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of the debt obligation with similar credit terms and credit characteristics which are Level 3 inputs. Market rates take into consideration general market conditions and maturity. As of June 30, 2012, the carrying value and estimated fair value of the Company’s debt was approximately $69.2 million and $70.0 million. As of December 31, 2011, the carrying value and estimated fair value of the Company’s debt was $63.1 million and $64.0 million. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

5.  Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties.  These transactions cannot be construed to be at arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.  The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section and no new significant related party transactions during the six months ended June 30, 2012.  The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“A6A”), pursuant to which A6A provides management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled $1.3 million and $0.8 million for the six months ended June 30, 2012 and 2011.  The increase is due to the Company reaching the top tier of the fee range under the advisory agreement. At June 30, 2012, $0.5 million of the 2012 advisory fee had not been paid and was included in accounts payable and accrued expenses in the Company’s consolidated balance sheet.

Index

Through its wholly-owned subsidiary, Apple Fund Management, LLC (“AFM”), the Company provides support services to Apple Six Realty Group (“A6RG”), Apple Suites Realty Group, Inc. (“ASRG”), A6A, Apple Seven Advisors, Inc. (“A7A”), Apple REIT Seven, Inc., Apple Eight Advisors, Inc. (“A8A”), Apple REIT Eight, Inc., Apple Nine Advisors, Inc. (“A9A”), Apple REIT Nine, Inc., Apple Ten Advisors, Inc. (“A10A”) and Apple REIT Ten, Inc.  A7A provides day to day advisory and administrative functions for Apple REIT Seven, Inc. A8A provides day to day advisory and administrative functions for Apple REIT Eight, Inc. A9A provides day to day advisory and administrative functions for Apple REIT Nine, Inc. A10A provides day to day advisory and administrative functions for Apple REIT Ten, Inc. ASRG provides real estate brokerage services to Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. Each of these companies has agreed to reimburse the Company for its costs in providing these services. A6RG, ASRG, A6A, A7A, A8A, A9A, and A10A are 100% owned by Glade Knight, the Company’s Chairman and Chief Executive Officer.  For the six months ended June 30, 2012 and 2011, the Company received reimbursement of its costs totaling $3.8 million and $3.6 million from the participating entities.  The Company’s net allocated cost for these support services was approximately $0.7 million and $0.9 million for the six months ended June 30, 2012 and 2011.   As part of this arrangement, the day to day transactions may result in amounts due to or from the noted related parties.  To effectively manage cash disbursements, the individual companies may make payments for any or all of the related companies.  The amounts due to or from the related companies are reimbursed or collected and are not significant in amount.

Although there is a potential conflict on time allocation of personnel due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement allows the companies to share costs yet attract and retain superior executives and staff. The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements. Amounts reimbursed to the Company include both compensation for personnel and “overhead” (office rent, utilities, benefits, office supplies, etc.) utilized by the companies. AFM receives its direction for staffing and compensation from the advisory companies (A6A, A7A, A8A, A9A, A10A, ASRG, and A6RG) each of which is wholly owned by Glade M Knight.  Since the employees of AFM may also perform services for the advisors, individuals, including executive officers, have received and may receive consideration directly from the advisors.  The allocation of costs is made by the management of the REITs and is reviewed at least annually by the Compensation Committees of the REITs. In making the allocation, management and the Compensation Committee consider all relevant facts related to the Company’s level of business activity and the extent to which the Company requires the services of particular personnel. The costs allocated are actual costs and do not include any profit/markup for the Company. Such payments are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to each Company.

Including A6RG, A6A, A7A, A8A, A9A and A10A discussed above, Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.  Members of the Company’s Board of Directors are also on the boards of Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

Included in other assets, net on the Company’s consolidated balance sheet is a 26% equity investment in Apple Air Holding, LLC (“Apple Air”).  The other members of Apple Air are Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Through its equity investment the Company has access to Apple Air’s aircraft for asset management and renovation purposes. The Company’s equity investment was approximately $1.6 million and $1.7 million as of June 30, 2012 and December 31, 2011. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the six months ended June 30, 2012 and 2011, the Company recorded a loss of approximately $103,000 and $98,000 as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in general and administrative expense in the Company’s consolidated statements of operations.

The Company has incurred legal fees associated with the Legal Proceedings discussed herein.  The Company also incurs other professional fees such as accounting, auditing and reporting.  These fees are included in general and administrative expense in the Company’s consolidated statements of operations.  To be cost effective, these services received by the Company are shared as applicable across the other Apple REIT Companies (Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc., and Apple REIT Ten, Inc.).  The professionals cannot always specifically identify their fees for one company; therefore management allocates these costs across the companies that benefit from the services.

Index

6.  Shareholders’ Equity

Unit Redemption Program

In July 2005, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually paid for the Unit; or (2) $11.00 per Unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. Since inception of the program through June 30, 2012, the Company has redeemed approximately 17.5 million Units representing $192.5 million, including 0.9 million Units in the amount of $10.1 million and 1.3 million Units in the amount of $14.2 million redeemed during the six months ended June 30, 2012 and 2011, respectively. As contemplated in the program, beginning with the July 2011 redemption, the scheduled redemption date for the third quarter of 2011, the Company redeemed Units on a pro-rata basis.  Prior to July 2011, the Company redeemed 100% of redemption requests.  The following is a summary of the Unit redemptions during 2011 and the first six months of 2012:

Redemption Date	Requested Unit Redemptions	Units Redeemed	Redemption Requests not Redeemed
January 2011	606,064	606,064	0
April 2011	683,427	683,427	0
July 2011	4,412,066	737,284	3,674,782
October 2011	9,878,351	726,613	9,151,738
January 2012	11,591,274	459,736	11,131,538
April 2012	11,168,887	455,124	10,713,763

As noted in the table above, beginning with the July 2011 redemption, the total redemption requests exceeded the authorized amount of redemptions and, as a result, the Board of Directors has and will continue to limit the amount of redemptions as it deems prudent.

Dividend Reinvestment Plan

In February 2006, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 20 million Units for potential issuance under the plan.  During the six months ended June 30, 2012 and 2011, approximately 1.0 million Units, representing $10.5 million and 1.3 million Units, representing $14.7 million in proceeds to the Company, were issued under the plan. Since the inception of the plan through June 30, 2012, approximately 17.6 million Units, representing $194.0 million in proceeds to the Company, were issued under the plan.

Distributions

The Company’s annual distribution rate as of June 30, 2012 was $0.792 per common share, payable monthly. For the three months ended June 30, 2012 and 2011, the Company made distributions of $0.198 and $0.193 per common share for a total of $18.0 million and $17.6 million.  For the six months ended June 30, 2012 and 2011, the Company made distributions of $0.396 and $0.385 per common share for a total of $36.1 million and $35.2 million.

Index

7.  Legal Proceedings

The term the “Apple REIT Companies” means Apple REIT Six, Inc. (the “Company”), Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

On December 13, 2011, the United States District Court for the Eastern District of New York ordered that three putative class actions, Kronberg, et al. v. David Lerner Associates, Inc., et al., Kowalski v. Apple REIT Ten, Inc., et al., and Leff v. Apple REIT Ten, Inc., et al., be consolidated and amended the caption of the consolidated matter to be In re Apple REITs Litigation. The District Court also appointed lead plaintiffs and lead counsel for the consolidated action and ordered lead plaintiffs to file and serve a consolidated complaint by February 17, 2012. The Company was previously named as a party in all three of the above mentioned class action lawsuits.

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

On April 18, 2012, the Company, and the other Apple REIT Companies, served a motion to dismiss the consolidated complaint in the In re Apple REITs Litigation. The Company and the other Apple REIT Companies accompanied their motion to dismiss the consolidated complaint with a memorandum of law in support of their motion to dismiss the consolidated complaint. The briefing period for any motion to dismiss was completed on July 13, 2012.

The Company believes that any claims against it, its officers and directors and other Apple entities are without merit, and intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

8.  Discontinued Operations

The Company completed the sale of two hotels on June 6, 2011; therefore these properties had no results of operations in 2012. The results of operations for these properties for the three and six months ended June 30, 2011 have been classified in the consolidated statements of operations in the line item income from discontinued operations.

Index

The following table sets forth the components of income from discontinued operations for the three and six months ended June 30, 2011 (in thousands):

	Three months	Six months
	ended	ended
	June 30, 2011	June 30, 2011

Total revenue	$563	$1,915
Hotel operating expenses	350	1,110
Taxes, insurance and other	57	134
Depreciation expense	0	0
Income from discontinued operations	$156	$671

9.  Subsequent Events

In July 2012, the Company declared and paid approximately $6.0 million, or $0.066 per outstanding common share, in distributions to its common shareholders, of which approximately $1.6 million or 149,000 Units were reinvested under the Company’s Dividend Reinvestment Plan.

In July 2012, under the guidelines of the Company’s Unit Redemption Program, the Company redeemed approximately 361,000 Units in the amount of $4.0 million.  As contemplated in the program, the Company redeemed Units on a pro-rata basis, whereby a percentage of each requested redemption was fulfilled at the discretion of the Company’s Board of Directors. This redemption was approximately 3% of the total 12.5 million requested Units to be redeemed, with approximately 12.2 million requested Units not redeemed.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential,” and similar expressions that convey the uncertainty of future events or outcomes. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles; the outcome of current and future litigation, regulatory proceedings, or inquiries; and competition within the real estate industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in the quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission. Any forward-looking statement that the Company makes speaks only as of the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events or otherwise, except as required by law.

Overview

Apple REIT Six, Inc., together with its wholly owned subsidiaries (the “Company”), was formed to invest in income-producing real estate in the United States. The Company was initially capitalized on January 20, 2004, with its first investor closing on April 23, 2004. The Company completed its best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) in March 2006. The Company has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. As of June 30, 2012, the Company owned 66 hotels within different markets in the United States. The Company’s first hotel was acquired on May 28, 2004.

Hotel Operations

Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels as compared to other hotels within their respective local markets, in general, has met the Company’s expectations for the period owned. Beginning in 2011 and continuing through the first half of 2012, the hotel industry and Company’s revenues and operating income have shown improvement from the significant decline in the industry during 2008 through 2010. Although there is no way to predict future general economic conditions, the Company anticipates mid single digit revenue percentage increases for 2012 as compared to 2011. In evaluating financial condition and operating performance, the most important indicators on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”), revenue per available room (“RevPAR”), and market yield which compares an individual hotel’s results to others in its local market, and expenses, such as hotel operating expenses, general and administrative and other expenses described below.

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

	Three Months Ended June 30,					Six Months Ended June 30,
(in thousands except statistical data)	2012	Percent of Revenue	2011	Percent of Revenue	Percent Change	2012	Percent of Revenue	2011	Percent of Revenue	Percent Change

Total hotel revenue	$66,337	100%	$61,960	100%	7%	$124,327	100%	$116,487	100%	7%
Hotel operating expenses	36,747	55%	35,012	57%	5%	71,096	57%	67,599	58%	5%
Taxes, insurance and other expense	3,364	5%	3,087	5%	9%	6,499	5%	6,095	5%	7%
General and administrative expense	1,849	3%	1,455	2%	27%	4,246	3%	2,700	2%	57%

Depreciation	7,862		8,600		-9%	15,869		16,457		-4%
Interest expense, net	846		1,068		-21%	1,668		1,957		-15%

Number of hotels	66		66		0%	66		66		0%
Average Market Yield (1)	119		118		1%	122		121		1%
ADR	$115		$111		4%	$113		$109		4%
Occupancy	78%		75%		4%	74%		72%		3%
RevPAR	$89		$83		7%	$83		$78		6%
Total rooms sold (2)	538,575		518,954		4%	1,021,754		989,550		3%
Total rooms available (3)	692,447		692,447		0%	1,384,894		1,377,767		1%

(1) Calculated from data provided by Smith Travel Research, Inc.® Excludes hotels under renovation during the applicable periods.
(2) Represents the number of room nights sold during the period.
(3) Represents the number of rooms owned by the Company multiplied by the number of nights in the period.

Legal Proceedings

The term the “Apple REIT Companies” means Apple REIT Six, Inc. (the “Company”), Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

On December 13, 2011, the United States District Court for the Eastern District of New York ordered that three putative class actions, Kronberg, et al. v. David Lerner Associates, Inc., et al., Kowalski v. Apple REIT Ten, Inc., et al., and Leff v. Apple REIT Ten, Inc., et al., be consolidated and amended the caption of the consolidated matter to be In re Apple REITs Litigation. The District Court also appointed lead plaintiffs and lead counsel for the consolidated action and ordered lead plaintiffs to file and serve a consolidated complaint by February 17, 2012. The Company was previously named as a party in all three of the above mentioned class action lawsuits.

Index

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

On April 18, 2012, the Company, and the other Apple REIT Companies, served a motion to dismiss the consolidated complaint in the In re Apple REITs Litigation. The Company and the other Apple REIT Companies accompanied their motion to dismiss the consolidated complaint with a memorandum of law in support of their motion to dismiss the consolidated complaint. The briefing period for any motion to dismiss was completed on July 13, 2012.

The Company believes that any claims against it, its officers and directors and other Apple entities are without merit, and intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

Hotels Owned

The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 66 hotels the Company owned at June 30, 2012.  All dollar amounts are in thousands.

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

Index

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

Index

Results of Operations

As of June 30, 2012, the Company owned 66 hotels with 7,658 rooms. The Company’s portfolio reflects the sale of two Tempe, Arizona properties in June 2011. Hotel performance is impacted by many factors, including the economic conditions in the United States, as well as each locality. During the period from the second half of 2008 through 2010, the overall weakness in the U.S. economy had a considerable negative impact on both consumer and business travel. As a result, hotel revenue in most markets in the United States declined from levels of 2007 and the first half of 2008. However, economic conditions have shown evidence of improvement in 2011 and the first half of 2012. Although the Company expects continued improvements in 2012, it is not anticipated that revenue and operating income will completely return to pre-recession levels in 2012. The Company’s hotels in general have shown results consistent with industry and brand averages for the period of ownership.

     Revenues

The Company’s principal source of revenue is hotel revenue, consisting of room and other related revenue. For the three months ended June 30, 2012 and 2011, the Company had total hotel revenue from continuing operations of $66.3 million and $62.0 million, respectively. For the six months ended June 30, 2012 and 2011, the Company had total hotel revenue from continuing operations of $124.3 million and $116.5 million.  For the three months ended June 30, 2012 and 2011, the hotels achieved average occupancy of 78% and 75%, ADR of $115 and $111 and RevPAR of $89 and $83.   For the six months ended June 30, 2012 and 2011, the hotels achieved average occupancy of 74% and 72%, ADR of $113 and $109 and RevPAR of $83 and $78.  ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

 Since the beginning of 2010 and continuing into 2012, the Company has experienced an increase in demand, as demonstrated by the improvement in average occupancy. In addition, also signifying a stabilizing economy, the Company experienced an increase in ADR of 4% during both the second quarter of 2012 as compared to the second quarter of 2011 and for the first half of 2012 as compared to the first half of 2011. With continued demand and room rate improvement, the Company and industry are forecasting a mid single digit percentage increase in revenue for 2012 as compared to 2011. While reflecting the impact of post-recessionary levels of single-digit growth in national economic activity, the Company’s hotels also continue to be leaders in their respective markets. The Company’s average Market Yield for the first six months of 2012 and 2011 was 122 and 121, respectively. The Market Yield is a measure of each hotel’s RevPAR compared to the average in the market; with 100 being the average (the index excludes hotels under renovation) and is provided by Smith Travel Research, Inc. ®, an independent company that tracks historical hotel performance in most markets throughout the world. The Company will continue to pursue market opportunities to improve revenue.

     Expenses

Hotel operating expenses consist of direct room expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees.  For the three months ended June 30, 2012 and 2011, hotel operating expenses from continuing operations totaled $36.7 million and $35.0 million, respectively, representing 55% and 57% of total hotel revenue.  For the six months ended June 30, 2012 and 2011, hotel operating expenses from continuing operations totaled $71.1 million and $67.6 million, respectively, representing 57% and 58% of total hotel revenue.  Results for the three and six months ended June 30, 2012 reflect the impact of modest increases in revenues and occupancy at most of the Company’s hotels, and the Company’s efforts to control costs. Certain operating costs such as management costs, certain utility costs and minimum supply and maintenance costs are relatively fixed in nature. The Company has been successful in reducing, relative to revenue increases, certain labor costs, hotel supply costs, maintenance costs and utilities by continually monitoring and sharing utilization data across its hotels and management companies. Although operating expenses will increase as occupancy and revenue increases, the Company has and will continue to work with its management companies to reduce costs as a percentage of revenue where possible while maintaining quality and service levels at each property.

Index

Taxes, insurance, and other expenses from continuing operations for the three months ended June 30, 2012 and 2011 were $3.4 million and $3.1 million, respectively, or 5% of total hotel revenue.  For the six months ended June 30, 2012 and 2011, taxes, insurance, and other expenses from continuing operations totaled $6.5 million and $6.1 million, respectively, or 5% of total hotel revenue. Although the first half of 2012 included the benefit of successful appeals, property taxes will likely increase for the full year of 2012 if the economy continues to improve and localities reassess property values accordingly. Also, 2012 insurance rates have increased due to property and casualty carriers’ losses world-wide in the past year.

General and administrative expense from continuing operations for the three months ended June 30, 2012 and 2011 was $1.8 million and $1.5 million, or 3% and 2% of total hotel revenue.  For the six months ended June 30, 2012 and 2011, general and administrative expense from continuing operations was $4.2 million and $2.7 million, or 3% and 2% of total hotel revenue. The principal components of general and administrative expense are advisory fees and reimbursable expenses, legal fees, accounting fees, the Company’s share of the loss in its investment in Apple Air Holding, LLC, and reporting expenses. During the six months ended June 30, 2012 and 2011, the Company incurred approximately $0.7 million and $0.4 million, respectively, in legal costs, an increase over prior year due to the legal matters discussed herein and continued costs related to responding to staff of the Securities and Exchange Commission (“SEC”). The SEC staff has been conducting a non-public investigation, which is focused principally on the adequacy of certain disclosures in the Company’s filings with the SEC beginning in 2008, as well as the Company’s review of certain transactions involving the Company and the other Apple REIT Companies. We intend to continue to cooperate with the SEC staff, and are engaging in a dialogue with the SEC staff concerning these issues and the roles of certain officers. We do not believe the issues raised by the SEC staff affect the material accuracy of the Company's Consolidated Balance Sheets, Consolidated Statements of Operations or Consolidated Statements of Cash Flows. At this time, the Company cannot predict the outcome of this investigation as to the Company or any of its officers, nor can we predict the timing associated with any such conclusion or resolution. The Company anticipates it will continue to incur significant legal costs for at least the remainder of 2012 related to these matters. Also, during the fourth quarter of 2011, the Company began to incur costs associated with its evaluation of a potential consolidation transaction with Apple REIT Seven, Inc., Apple REIT Eight, Inc., and Apple REIT Nine, Inc.  Total costs incurred during the six months ended June 30, 2012 were approximately $0.8 million.  In May 2012, it was determined by the Board of Directors of the Company and each of the other Apple REIT’s Board of Directors not to move forward with the potential consolidation transaction at that time.

Depreciation expense from continuing operations for the three months ended June 30, 2012 and 2011, was $7.9 million and $8.6 million, and $15.9 million and $16.5 million for the six months ended June 30, 2012 and 2011. Depreciation expense represents the expense of the 66 hotels included in the Company’s continuing operations and related personal property for the respective periods owned. The decrease in depreciation expense is due to an increase in the number of hotels whose personal property has become fully depreciated over the second half of 2011 and first half of 2012.

Interest expense, net for the three months ended June 30, 2012 and 2011, was $0.8 million and $1.1 million.  Interest expense, net for the six months ended June 30, 2012 and 2011, was $1.7 million and $2.0 million. Interest expense primarily arose from mortgage debt outstanding on certain properties acquired, in addition to interest on borrowings under the Company’s credit facility. As of June 30, 2012, the Company had debt outstanding of $69.2 million compared to $63.5 million at June 30, 2011. Interest expense decreased from 2011 due to a reduction in mortgage debt and a reduction in the effective interest rate under the Company’s credit facility. The decrease was partially offset by an increase in the Company’s outstanding balance under its credit facility. During the six months ended June 30, 2012 and 2011, the Company capitalized interest of approximately $45,000 and $164,000 in conjunction with hotel renovations.

Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties.  These transactions cannot be construed to be at arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.  The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section and no new significant related party transactions during the six months ended June 30, 2012.  The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

Index

The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“A6A”), pursuant to which A6A provides management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled $1.3 million and $0.8 million for the six months ended June 30, 2012 and 2011.  The increase is due to the Company reaching the top tier of the fee range under the advisory agreement. At June 30, 2012, $0.5 million of the 2012 advisory fee had not been paid and was included in accounts payable and accrued expenses in the Company’s consolidated balance sheet.

Through its wholly-owned subsidiary, Apple Fund Management, LLC (“AFM”), the Company provides support services to Apple Six Realty Group (“A6RG”), Apple Suites Realty Group, Inc. (“ASRG”), A6A, Apple Seven Advisors, Inc. (“A7A”), Apple REIT Seven, Inc., Apple Eight Advisors, Inc. (“A8A”), Apple REIT Eight, Inc., Apple Nine Advisors, Inc. (“A9A”), Apple REIT Nine, Inc., Apple Ten Advisors, Inc. (“A10A”) and Apple REIT Ten, Inc.  A7A provides day to day advisory and administrative functions for Apple REIT Seven, Inc. A8A provides day to day advisory and administrative functions for Apple REIT Eight, Inc. A9A provides day to day advisory and administrative functions for Apple REIT Nine, Inc. A10A provides day to day advisory and administrative functions for Apple REIT Ten, Inc. ASRG provides real estate brokerage services to Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. Each of these companies has agreed to reimburse the Company for its costs in providing these services. A6RG, ASRG, A6A, A7A, A8A, A9A, and A10A are 100% owned by Glade Knight, the Company’s Chairman and Chief Executive Officer.  For the six months ended June 30, 2012 and 2011, the Company received reimbursement of its costs totaling $3.8 million and $3.6 million from the participating entities.  The Company’s net allocated cost for these support services was approximately $0.7 million and $0.9 million for the six months ended June 30, 2012 and 2011.   As part of this arrangement, the day to day transactions may result in amounts due to or from the noted related parties.  To effectively manage cash disbursements, the individual companies may make payments for any or all of the related companies.  The amounts due to or from the related companies are reimbursed or collected and are not significant in amount.

Although there is a potential conflict on time allocation of personnel due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement allows the companies to share costs yet attract and retain superior executives and staff. The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements. Amounts reimbursed to the Company include both compensation for personnel and “overhead” (office rent, utilities, benefits, office supplies, etc.) utilized by the companies. AFM receives its direction for staffing and compensation from the advisory companies (A6A, A7A, A8A, A9A, A10A, ASRG, and A6RG) each of which is wholly owned by Glade M Knight.  Since the employees of AFM may also perform services for the advisors, individuals, including executive officers, have received and may receive consideration directly from the advisors.  The allocation of costs is made by the management of the REITs and is reviewed at least annually by the Compensation Committees of the REITs. In making the allocation, management and the Compensation Committee consider all relevant facts related to the Company’s level of business activity and the extent to which the Company requires the services of particular personnel. The costs allocated are actual costs and do not include any profit/markup for the Company. Such payments are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to each Company.

Including A6RG, A6A, A7A, A8A, A9A and A10A discussed above, Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.  Members of the Company’s Board of Directors are also on the boards of Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

Index

Included in other assets, net on the Company’s consolidated balance sheet is a 26% equity investment in Apple Air Holding, LLC (“Apple Air”).  The other members of Apple Air are Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Through its equity investment the Company has access to Apple Air’s aircraft for asset management and renovation purposes. The Company’s equity investment was approximately $1.6 million and $1.7 million as of June 30, 2012 and December 31, 2011. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the six months ended June 30, 2012 and 2011, the Company recorded a loss of approximately $103,000 and $98,000 as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in general and administrative expense in the Company’s consolidated statements of operations.

The Company has incurred legal fees associated with the Legal Proceedings discussed herein.  The Company also incurs other professional fees such as accounting, auditing and reporting.  These fees are included in general and administrative expense in the Company’s consolidated statements of operations.  To be cost effective, these services received by the Company are shared as applicable across the other Apple REIT Companies (Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc., and Apple REIT Ten, Inc.).  The professionals cannot always specifically identify their fees for one company; therefore management allocates these costs across the companies that benefit from the services.

Liquidity and Capital Resources

The Company has a $60 million unsecured credit facility with a commercial bank, that is utilized for working capital, hotel renovations, and other general corporate funding purposes, including the payment of redemptions and distributions. The Company refinanced the credit facility in September 2011 with its existing lender. The outstanding principal is required to be paid by the maturity date of September 8, 2013 and may be prepaid without penalty. Interest payments are due monthly and the applicable interest rate is equal to the applicable LIBOR (the London Interbank Offered Rate) plus 3.5%. With the availability of this credit facility, the Company maintains little cash on hand, accessing the facility as necessary. As a result, cash on hand was $0 at June 30, 2012. The outstanding balance on the credit facility as of June 30, 2012 was $55.0 million and its interest rate was 3.75%. The credit facility has two primary financial covenants, which are: a) at the end of each calendar quarter, the shareholder payout ratio, as defined in the loan documents, cannot exceed the Company’s funds from operations for the immediately preceding twelve month period, which is 105% through December 31, 2012 and 100% thereafter, and b) the Company must maintain a minimum net worth, as defined in the loan documents, greater than $500 million at all times. The Company was in compliance with each of these covenants at June 30, 2012.

Operating cash flow from the properties owned and the $60 million credit facility are the Company’s principal sources of liquidity. The Company anticipates that cash flow from operations and the credit facility will be adequate to meet its anticipated liquidity requirements, including debt service, capital improvements, required distributions to shareholders (the Company is not required to make distributions at its current rate for REIT purposes), and planned Unit redemptions. The Company intends to maintain a relatively stable distribution rate with varying economic cycles. If cash flow from operations and the credit facility are not adequate to meet liquidity requirements, the Company will attempt if necessary to utilize additional financing to achieve this objective. Although the Company has relatively low levels of debt, there can be no assurances it will be successful with this strategy and may need to reduce its distributions to required levels. If the Company were unable to refinance its maturing debt in future periods or if it were to default on its debt, it may be unable to make distributions or redemptions. The Company’s bylaws require board approval and review of any debt financing obtained by the Company.

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. The Company’s objective in setting a distribution rate is to project a rate that will provide consistency over the life of the Company, taking into account acquisitions and capital improvements, ramp up of new properties and varying economic cycles. Distributions in the first six months of 2012 totaled $36.1 million and were paid monthly at a rate of $0.066 per common share. For the same period the Company’s cash generated from operations was $34.5 million. The shortfall includes a return of capital and was funded primarily by borrowings on the credit facility. The Company intends to continue paying distributions on a monthly basis. However, since there can be no assurance of the ability of the Company’s properties to provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate.  The Board of Directors monitors the Company’s distribution rate relative to the performance of the hotels on an ongoing basis and may make adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company.

Index

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements and under certain loan agreements, to make available, for the repair, replacement and refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. The Company invested approximately $5.4 million in capital expenditures during the first six months of 2012. The Company anticipates total capital expenditures of approximately $16 million to $20 million for the full year of 2012 in connection with renovations and brand initiatives. The Company currently does not have any existing or planned projects for new development.

In July 2005, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually paid for the Unit; or (2) $11.00 per Unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. Since inception of the program through June 30, 2012, the Company has redeemed approximately 17.5 million Units representing $192.5 million, including 0.9 million Units in the amount of $10.1 million and 1.3 million Units in the amount of $14.2 million redeemed during the six months ended June 30, 2012 and 2011, respectively. As contemplated in the program, beginning with the July 2011 redemption, the scheduled redemption date for the third quarter of 2011, the Company redeemed Units on a pro-rata basis.  Prior to July 2011, the Company redeemed 100% of redemption requests.  The following is a summary of the Unit redemptions during 2011 and the first half of 2012:

Redemption Date	Requested Unit Redemptions	Units Redeemed	Redemption Requests not Redeemed
January 2011	606,064	606,064	0
April 2011	683,427	683,427	0
July 2011	4,412,066	737,284	3,674,782
October 2011	9,878,351	726,613	9,151,738
January 2012	11,591,274	459,736	11,131,538
April 2012	11,168,887	455,124	10,713,763

As noted in the table above, beginning with the July 2011 redemption, the total redemption requests exceeded the authorized amount of redemptions and, as a result, the Board of Directors has and will continue to limit the amount of redemptions as it deems prudent. Currently, the Company plans to redeem under its Unit Redemption Program approximately 2% of weighted average Units during 2012.

In February 2006, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 20 million Units for potential issuance under the plan.  As of June 30, 2012, approximately 17.6 million Units, representing $194.0 million in proceeds to the Company, have been issued under the plan, including 1.0 million Units and 1.3 million Units, representing $10.5 million and $14.7 million in proceeds to the Company during the six months ended June 30, 2012 and 2011.

Index

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

Subsequent Events

In July 2012, the Company declared and paid approximately $6.0 million, or $0.066 per outstanding common share, in distributions to its common shareholders, of which approximately $1.6 million or 149,000 Units were reinvested under the Company’s Dividend Reinvestment Plan.

In July 2012, under the guidelines of the Company’s Unit Redemption Program, the Company redeemed approximately 361,000 Units in the amount of $4.0 million.  As contemplated in the program, the Company redeemed Units on a pro-rata basis, whereby a percentage of each requested redemption was fulfilled at the discretion of the Company’s Board of Directors. This redemption was approximately 3% of the total 12.5 million requested Units to be redeemed, with approximately 12.2 million requested Units not redeemed.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of June 30, 2012, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash, or borrows on its credit facility. Based on the balance of the Company’s credit facility at June 30, 2012 of $55.0 million, every 100 basis points change in interest rates could impact the Company’s annual net income by $550,000, all other factors remaining the same. The Company’s cash balance at June 30, 2012 was $0.

Item 4.  Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.  There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

 The term the “Apple REIT Companies” means Apple REIT Six, Inc. (the “Company”), Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

On December 13, 2011, the United States District Court for the Eastern District of New York ordered that three putative class actions, Kronberg, et al. v. David Lerner Associates, Inc., et al., Kowalski v. Apple REIT Ten, Inc., et al., and Leff v. Apple REIT Ten, Inc., et al., be consolidated and amended the caption of the consolidated matter to be In re Apple REITs Litigation. The District Court also appointed lead plaintiffs and lead counsel for the consolidated action and ordered lead plaintiffs to file and serve a consolidated complaint by February 17, 2012. The Company was previously named as a party in all three of the above mentioned class action lawsuits.

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

On April 18, 2012, the Company, and the other Apple REIT Companies, served a motion to dismiss the consolidated complaint in the In re Apple REITs Litigation. The Company and the other Apple REIT Companies accompanied their motion to dismiss the consolidated complaint with a memorandum of law in support of their motion to dismiss the consolidated complaint. The briefing period for any motion to dismiss was completed on July 13, 2012.

The Company believes that any claims against it, its officers and directors and other Apple entities are without merit, and intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

Index

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unit Redemption Program

In July 2005, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually paid for the Unit; or (2) $11.00 per Unit.  The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As noted below, during 2011 and the first half of 2012, the total redemption requests exceeded the authorized amount of redemptions and the Board of Directors has and will continue to limit the amount of redemptions as it deems prudent.

Since inception of the program through June 30, 2012, the Company has redeemed approximately 17.5 million Units representing $192.5 million. During the six months ended June 30, 2012 the Company redeemed approximately 0.9 million Units in the amount of $10.1 million. As contemplated in the program, beginning with the July 2011 redemption, the Company redeemed Units on a pro-rata basis with approximately 17% of the amount requested redeemed in the third quarter of 2011, approximately 7% of the amount requested redeemed in the fourth quarter of 2011, approximately 4% of the amount requested redeemed in January 2012, and approximately 4% of the amount requested redeemed in April 2012 (the last scheduled redemption date during the three months ended June 30, 2012), leaving approximately 10.7 million Units requested but not redeemed. Prior to July 2011, the Company had redeemed 100% of redemption requests. The Company has a number of cash sources including cash from operations, dividend reinvestment plan proceeds, borrowings under its credit facilities and asset sales from which it can make redemptions. See the Company’s complete consolidated statements of cash flows for the six months ended June 30, 2012 and 2011 in the Company’s interim financial statements in Item 1 of this Form 10-Q for further description of the sources and uses of the Company’s cash flows. The following is a summary of redemptions during the second quarter of 2012 (no redemptions occurred in May and June 2012):

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
April 2012	455,124	$10.98	455,124		(1)

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
The following materials from Apple REIT Six, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail (FURNISHED HEREWITH)

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE REIT SIX, INC.

By:	/s/ GLADE M. KNIGHT	Date: August 13, 2012
Glade M. Knight,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: August 13, 2012
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Index