Form 10-K
period 2012-12-31
APPLE REIT SIX INC
filed 2013-02-26
CIK 1277151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012
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

Units (Each Unit is equal to one common share, no par value, and one Series A preferred share)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

There is currently no established public trading market in which the Company’s common shares are traded. Based upon the price that the Company’s common equity last sold, which was $11, on June 30, 2012, the aggregate market value of the voting common equity held by non-affiliates of the Company on such date was approximately $1,003,255,000. The Company does not have any non-voting common equity.

The number of common shares outstanding as of February 15, 2013 was 91,226,580.

Documents Incorporated by Reference

Portions of our definitive proxy statement for the 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this report or, in the event we do not prepare and file such proxy statement, such information shall be filed as an amendment to this Form 10-K. Such information shall be filed no later than April 30, 2013.

Index

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

Index

PART I

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential,” and similar expressions that convey the uncertainty of future events or outcomes. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Apple REIT Six, Inc. (the “Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles; financing risks; the outcome of current and future litigation, regulatory proceedings or inquiries; changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classification as a real estate investment trust; and competition within the hotel and real estate industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission (“SEC”) and Item 1A in this report. Any forward-looking statement that the Company makes speaks only as of the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors as a result of new information, future events or otherwise, except as required by law.

Item 1.          Business

The Company is a Virginia corporation that was formed in January 2004 to invest in income-producing real estate in the United States. Initial capitalization occurred on January 20, 2004 and operations began on May 28, 2004 when the Company acquired its first hotel. The Company completed its best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) in March 2006. As of December 31, 2012, the Company owned 66 hotels operating in 18 states.

The Company has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company has wholly-owned taxable REIT subsidiaries which lease all of the Company’s hotels from wholly-owned qualified REIT subsidiaries. The hotels are operated and managed by affiliates of Marriott International, Inc. (“Marriott”), Stonebridge Realty Advisors, Inc. (“Stonebridge”), Hilton Worldwide (“Hilton”), Western International (“Western”), Larry Blumberg & Associates (“LBA”), White Lodging Services Corporation (“White”), Inn Ventures, Inc. (“Inn Ventures”) and Newport Hospitality Group, Inc. (“Newport”) under separate hotel management agreements.

The Company has no foreign operations or assets and its operating structure includes only one segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. Refer to Part II, Item 8 of this report, for the consolidated financial statements.

Merger

On November 29, 2012, the Company entered into a definitive merger agreement (the “Merger Agreement”) to be acquired by BRE Select Hotels Corp (“BRE Select Hotels”), a newly formed affiliate of Blackstone Real Estate Partners VII L.P. (the “Merger”).  Under the Merger Agreement, each issued and outstanding Unit and each share of Series B convertible preferred stock of the Company (on an as converted basis), other than any dissenting shares, will be converted into the right to receive consideration with a stated value of $11.10 per Unit consisting of (i) $9.20 in cash, without interest, and (ii) one share of 7% Series A Cumulative Redeemable Preferred Stock of BRE Select Hotels having an initial liquidation preference of $1.90 per share (the “New Preferred Shares”). The New Preferred Shares will include an option for the

Index

holder of any New Preferred Shares to redeem all or a portion of such holder’s New Preferred Shares at the liquidation preference, plus any accumulated and unpaid dividends, after 7-1/2 years following the issuance of the New Preferred Shares in connection with the Merger and an initial dividend rate of 7% per share. The New Preferred Shares will also be redeemable by BRE Select Hotels Corp at any time at the liquidation preference, plus any accumulated and unpaid dividends, and will have limited voting rights. The dividend rate on the New Preferred Shares will increase to 11% per share if the New Preferred Shares are not redeemed within five years following the issuance of the New Preferred Shares in connection with the Merger. The initial liquidation preference of $1.90 per share will be subject to downward adjustment should net costs and payments relating to certain legacy litigation and regulatory matters exceed $3.5 million.

The Company’s dividend reinvestment and Unit redemption programs were suspended upon the execution of the Merger Agreement.  Also, in accordance with the Merger Agreement, the Company suspended dividend payments.  A shareholder meeting is planned for the second quarter of 2013 to vote on the transaction.  The Merger Agreement contains various closing conditions, including shareholder approval. As a result, there can be no assurance that the Merger will close. If the closing conditions are satisfied, it is anticipated that the Merger could close during the second quarter of 2013.  Under the Merger Agreement, the Company may terminate the Merger Agreement in certain circumstances. However the Company may be required to pay a fee of $20 million to an affiliate of BRE Select Hotels, plus certain expenses not to exceed $5 million.  In certain other circumstances, the Merger Agreement provides for an affiliate of BRE Select Hotels to pay the Company a fee of $35 million upon termination of the Merger Agreement, plus certain expenses not to exceed $5 million.

Website Access

The address of the Company’s Internet website is www.applereitsix.com. The Company makes available free of charge through its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. Information contained on the Company’s website is not incorporated by reference in this report.

Business Objectives

The Company’s primary objective is to enhance shareholder value by increasing funds from operations and cash available for distributions through internal growth and selective hotel renovation. This strategy includes utilizing the Company’s asset management expertise to improve the performance of the Company’s hotels by aggressively managing room rates, partnering with industry leaders in hotel management and franchising the hotels with leading brands, thereby improving revenue and operating performance of each hotel in their individual market. When cost effective, the Company renovates its properties to increase its ability to compete in particular markets. Although there are many factors that influence profitability, including national and local economic conditions, the Company believes its planned renovations and strong asset management of its portfolio will increase each hotel’s performance in its individual market, although there can be no assurance of such results.

Financing

The Company has two notes payable, one that was assumed with the acquisition of the hotel and one that was originated during 2012. These notes have a total outstanding balance of $23.9 million at December 31, 2012, maturity dates ranging from December 2014 to October 2022, and stated interest rates of 4.7% and 6.4%. During 2012, the Company extinguished four mortgage loans with an outstanding balance of $13.1 million when retired.

The Company also has a $60 million unsecured credit facility with a commercial bank that is utilized for working capital, hotel renovations, and other general corporate funding purposes, including the payment of redemptions and distributions. The outstanding principal balance is required to be paid by the maturity date of September 8, 2013 and may be prepaid without penalty. Interest payments are due monthly and the interest rate is equal to the applicable LIBOR (the London Interbank Offered Rate) plus 3.5%. The credit facility also has an unused fee of 0.35% if the average outstanding quarterly balance is greater than $30 million and 0.5% if the average outstanding quarterly balance is less than $30 million. The outstanding balance on the credit facility as of December 31, 2012 was $34.5 million and its interest rate was 3.75%.

Index

Operating cash flow from the properties owned and the $60 million credit facility are the Company’s principal sources of liquidity. The Company anticipates that cash flow from operations and the credit facility will be adequate to meet its anticipated liquidity requirements, including debt service, capital improvements, required distributions to shareholders, and planned Unit redemptions, if the Merger does not occur. It has been the Company’s practice, and if the Merger does not occur, it is the Company’s intention to maintain a relatively stable distribution rate with varying economic cycles. If cash flow from operations and the credit facility are not adequate to meet liquidity requirements, the Company will attempt, if necessary, to utilize additional financing to achieve this objective. Although the Company has relatively low levels of debt, there can be no assurances it will be successful with this strategy. If the Company were unable to refinance its maturing debt in future periods or if it were to default on its debt, it may be unable to make distributions or redemptions.

Hotel Industry and Competition

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

Hotel Operating Performance

As of December 31, 2012, the Company owned 66 hotels consisting of 14 Hilton Garden Inn hotels, ten Residence Inn hotels, ten Courtyard hotels, seven SpringHill Suites hotels, six Homewood Suites hotels, five TownePlace Suites hotels, five Fairfield Inn hotels, four Hampton Inn hotels, three Hampton Inn & Suites hotels and two full service Marriott hotels. They are located in 18 states and, in aggregate, consist of 7,658 rooms. The Company sold two hotels located in Tempe, Arizona in June 2011. The results of operations of these two hotels are classified as discontinued operations.

Room revenue from continuing operations totaled $235.6 million in 2012, and the hotels achieved average occupancy of 73%, ADR of $115 and RevPAR of $84, compared with $220.2 million of room revenue, average occupancy of 72%, ADR of $110 and RevPAR of $79 in 2011.  Hotel performance is impacted by many factors including the economic conditions in the United States as well as each locality.  During the period from the second half of 2008 through 2010, the overall weakness in the U.S. economy had a considerable negative impact on both consumer and business travel.  However, economic conditions have shown evidence of improvement in 2011 and continued in 2012.  As a result, the industry and the Company have experienced improvements in its hotel occupancy levels, as reflected in the overall increase of the Company’s occupancy during the past two years.  In addition, also signifying a progressing economy, the Company experienced an increase in ADR during 2012 and 2011 as compared to the prior years.  With continued improvement in both demand and room rates, the Company and industry are forecasting a mid-single digit percentage increase in revenue for 2013 as compared to 2012.  The Company’s hotels continue to be leaders in their respective markets. The Company’s average Market Yield for 2012 and 2011 was 121 and 120, respectively. The Market Yield is a measure of each hotel’s RevPAR compared to the average in the market, with 100 being the average (the index excludes hotels under renovation) and is provided by Smith Travel Research, Inc.®, an independent company that tracks historical hotel performance in most markets throughout the world.  The Company will continue to pursue market opportunities to improve revenue. See the Company’s complete financial statements in Part II, Item 8 of this report.

Management and Franchise Agreements

Each of the Company’s 66 hotels are operated and managed under separate management agreements, by affiliates of one of the following companies: Marriott, Stonebridge, Hilton, Western, LBA, White, Inn Ventures or Newport. The agreements have remaining terms generally ranging from 1 to 22 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of

Index

gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. For the years ended December 31, 2012, 2011 and 2010, the Company incurred approximately $8.7 million, $8.0 million and $7.0 million in management fees for continuing operations.

Stonebridge, Western, LBA, White, Inn Ventures and Newport are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for an initial term of 13 to 20 years. Fees associated with the Hilton agreements generally include the payment of royalty fees and program fees based on room revenues. The Marriott franchise agreements generally provide for an initial term of 15 to 20 years. Fees associated with the Marriott agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. For the years ended December 31, 2012, 2011 and 2010, the Company incurred approximately $10.6 million, $9.9 million and $9.3 million in franchise fees for continuing operations.

The franchise and/or management agreements provide a variety of benefits for the Company, which include national advertising, publicity, and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards, centralized reservation systems and best practices within the industry.

Hotel Maintenance and Renovation

The Company’s hotels have an ongoing need for renovation and refurbishment. Under various hotel management agreements, the Company has agreed to fund expenditures for periodic repairs, replacement or refurbishment of furniture, fixtures and equipment for the hotels in an amount equal to a certain percentage of gross revenues. In addition, other capital improvement projects are directly funded by the Company. During 2012 and 2011, the Company’s capital improvements were approximately $12.3 million and $14.1 million, respectively.

Employees

During 2012, all employees involved in the day-to-day operation of the Company’s hotels were employed by third party management companies engaged pursuant to the hotel management agreements. At December 31, 2012, Apple Fund Management, LLC, a subsidiary of the Company, had 49 employees. These employees not only provide support to the Company, but as discussed below, they also provide support to various related parties.

Environmental Matters

In connection with each of the Company’s hotel acquisitions, the Company obtained a Phase I Environmental Report and additional environmental reports and surveys, as were necessitated by the preliminary report. Based on the reports, the Company is not aware of any environmental situations requiring remediation at the Company’s properties, which have not been, or are not currently being remediated. No material remediation costs have occurred or are expected to occur. Under various laws, owners as well as tenants and operators of real estate may be required to investigate and clean up or remove hazardous substances present at or migrating from properties they own, lease or operate and may be held liable for property damage or personal injuries that result from hazardous substances. These laws also expose the Company to the possibility that it may become liable to reimburse governments for damages and costs they incur in connection with hazardous substances.

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at the Company’s hotels may cause quarterly fluctuations in its revenues. Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand or available credit to make distributions if the Merger is not completed.

Index

Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties.  These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.  The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to these contracts, as well as any new significant related party transactions.  There were no changes to the contracts discussed in this section and no new significant related party transactions during 2012 (other than the agreements executed as a result of the Merger as discussed below). The Board of Directors is not required to approve each individual transaction that falls under the related party relationships.  However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The Company has a contract with Apple Six Realty Group (“A6RG”) to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. A6RG is wholly owned by the Company’s Chairman and Chief Executive Officer, Glade M. Knight. In accordance with the contract, A6RG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions plus certain reimbursable costs. As of December 31, 2012, payments to A6RG for services under the terms of this contract have totaled $16.9 million since inception. During 2012, the Company paid approximately $16,000 in fees to A6RG for the purchase of the land located at the Residence Inn hotel in Columbus, Georgia, which had previously been leased from a third party. No fees were incurred during 2011 and 2010 under the contract.

The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“A6A”), pursuant to which A6A provides management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $2.5 million, $1.5 million and $1.5 million for each of the three years ended December 31, 2012, 2011 and 2010. The increase in 2012 is due to the Company reaching the top tier of the fee range under the advisory agreement due to improved operating results.

Through its wholly-owned subsidiary, Apple Fund Management, LLC (“AFM”), the Company provides support services to A6RG, Apple Suites Realty Group, Inc. (“ASRG”), A6A, Apple Seven Advisors, Inc. (“A7A”), Apple REIT Seven, Inc., Apple Eight Advisors, Inc. (“A8A”), Apple REIT Eight, Inc., Apple Nine Advisors, Inc. (“A9A”), Apple REIT Nine, Inc., Apple Ten Advisors, Inc. (“A10A”) and Apple REIT Ten, Inc. A7A provides day-to-day advisory and administrative functions for Apple REIT Seven, Inc. A8A provides day-to-day advisory and administrative functions for Apple REIT Eight, Inc. A9A provides day-to-day advisory and administrative functions for Apple REIT Nine, Inc. A10A provides day-to-day advisory and administrative functions for Apple REIT Ten, Inc. ASRG provides real estate brokerage services to Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. Each of these companies has agreed to reimburse the Company for its costs in providing these services. A6RG, ASRG, A6A, A7A, A8A, A9A and A10A (collectively the “Advisors”) are 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. For the years ended December 31, 2012, 2011 and 2010, the Company received reimbursement of its costs totaling approximately $8.0 million, $7.2 million and $6.1 million from the participating entities. The Company’s net allocated cost for these support services was approximately $1.8 million, $1.5 million and $1.7 million for the years ended December 31, 2012, 2011 and 2010.  As part of this arrangement, the day to day transactions may result in amounts due to or from the noted related parties. To effectively manage cash disbursements, the individual companies may make payments for any or all of the related companies. The amounts due to or from the related companies are reimbursed or collected and are not significant in amount.

Although there is a potential conflict on time allocation of personnel due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement allows the companies to share costs yet attract and retain superior executives and staff. The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements. Amounts reimbursed to the Company include both compensation for personnel and “overhead” (office rent, utilities, benefits, office supplies, etc.) utilized by the companies.  AFM receives its direction for staffing and compensation from the

Index

Advisors.  Since the employees of AFM may also perform services for the Advisors, individuals, including executive officers, have received and may receive consideration directly from the Advisors. The allocation of costs is made by the management of the REITs and is reviewed at least annually by the Compensation Committees of the REITs. In making the allocation, management and the Compensation Committee consider all relevant facts related to the company’s level of business activity and the extent to which the company requires the services of particular personnel. The costs allocated are actual costs and do not include any profit/markup for the Company.  Such payments are not based on formal record keeping regarding the time these personnel devote to the company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to each company.

In addition to the Advisors discussed above, Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. Members of the Company’s Board of Directors are also on the boards of Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

The Company has incurred legal fees associated with the Legal Proceedings discussed herein.  The Company also incurs other professional fees such as accounting, auditing and reporting.  These fees are included in general and administrative expense in the Company’s consolidated statements of operations.  To be cost effective, these services received by the Company are shared as applicable across the other Apple REIT Companies (Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc., and Apple REIT Ten, Inc.).  The professionals cannot always specifically identify their fees for one company therefore management allocates these costs across the companies that benefit from the services. As a result of the Merger, the Company entered into a formal agreement with the other Apple REIT Companies for its share of costs associated with the Legal Proceedings and the SEC investigation referred to below where the Company will pay 20% of the total costs related to the Legal Proceedings and 25% of the total costs related to the SEC investigation. See Item 7 Management’s Discussion and Analysis of Expenses for the years 2012 and 2011 for more information on legal fees incurred.

In connection with the Merger Agreement, on November 29, 2012, the Company entered into an assignment and transfer agreement with A9A for the transfer of the Company’s interest in AFM. The assignment and transfer is expected to occur immediately after the closing of the Merger.  As part of the assignment, AFM, A9A and the other Advisors agreed to indemnify BRE Select Hotels and related parties for any liabilities related to AFM. If a closing occurs, no additional costs of AFM will be allocated to the Company.

Also on November 29, 2012, in connection with the Merger Agreement, Apple REIT Nine, Inc. entered into a transfer agreement with the Company for the potential acquisition of the Apple REIT Companies’ and Advisors’ headquarters in Richmond, Virginia (“Headquarters”), currently owned by the Company, and the assignment of the Fort Worth, Texas office lease agreement from the Company for approximately $4.5 million which is expected to close immediately prior to the closing of the Merger.  Also, as part of the purchase, Apple REIT Nine, Inc. agreed to release the Company and related parties from any liabilities related to the Headquarters or office lease. If a closing occurs, no additional costs associated with the Headquarters and office lease will be allocated to the Company.

Included in other assets, net on the Company’s consolidated balance sheet, is a 26% equity investment in Apple Air Holding, LLC (“Apple Air”). The other members of Apple Air are Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Through its equity investment, the Company has access to Apple Air’s aircraft for asset management and renovation purposes. The Company’s equity investment was approximately $1.5 million and $1.7 million at December 31, 2012 and 2011. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the years ended December 31, 2012, 2011, and 2010, the Company recorded a loss of approximately $0.2 million, $0.2 million and $0.9 million, respectively, as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft and the reduction in basis of the aircraft in 2010 due to the planned trade in for one new airplane in 2011, and is included in general and administrative expense in the Company’s consolidated statements of operations. Apple Air owned two aircraft during 2010, but reduced its ownership to one aircraft during the first quarter of 2011.

On December 5, 2012, in connection with the Merger Agreement, Apple REIT Ten, Inc. entered into a membership interest purchase agreement with the Company for the transfer of the Company’s 26% membership interest in Apple Air for approximately $1.45 million that is expected to close immediately prior

Index

to the closing of the Merger.  Also as part of the purchase, Apple REIT Ten, Inc. agreed to indemnify BRE Select Hotels and related parties for any liabilities related to the membership interest.

Item 1A.       Risk Factors

The following describes several risk factors which are applicable to the Company. There are many factors that may affect the Company’s business and results of operations, which would affect the Company’s operating cash flow and value.  You should carefully consider, in addition to the other information contained in this report, the risks described below.

Merger

Completion of the Merger is subject to the satisfaction of various conditions, including approval of the Merger Agreement by the Company’s shareholders and the other conditions described in the Merger Agreement. The Company cannot guarantee when or if these conditions will be satisfied or that the Merger will be successfully completed on the terms disclosed in the Merger Agreement or at all. In the event that the Merger is not completed, the Company may be subject to several risks, including, a decrease in the amount of time and attention that the Company’s management and employees’ devote to day-to-day business while devoting its attention to completing the proposed Merger; the Company’s relationships with its property managers may be substantially disrupted as a result of uncertainties with regard to its business and prospects; significant transaction costs incurred by the Company related to the Merger as well as a potential termination fee paid to the buyer in certain circumstances; and provisions contained in the Merger Agreement that could discourage a potential competing acquirer of the Company to submit an alternative acquisition proposal or that could result in any competing acquisition proposal being at a lower price than it might otherwise have offered.

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

Current General Economic Environment in the Lodging Industry

The United States continues to be in a low-growth economic environment and continues to experience historically high levels of unemployment.  Uncertainty over the depth and duration of this economic environment continues to have a negative impact on the lodging industry.  Although operating results have improved, high levels of unemployment and sluggish business and consumer travel trends have been evident during the past three years. Accordingly, the Company’s financial results have been impacted by the economic environment, and future financial results and growth could be further depressed until a more expansive national economic environment is prevalent.  A weaker than anticipated economic recovery, or a return

Index

to a recessionary national economic environment, could result in low or decreased levels of business and consumer travel, negatively impacting the lodging industry, and in turn, negatively impacting the Company’s future growth prospects and results of operations.

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

Seasonality

The hotel industry is seasonal in nature. Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters. As a result, there may be quarterly fluctuations in results of operations and the Company may need to enter into short-term borrowing arrangements in certain periods in order to offset these fluctuations in revenues and to make distributions to shareholders.

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

Illiquidity of Shares

There is and will be no public trading market for the common shares and the Series A preferred shares for an indefinite period of time, if ever. Therefore, the Units are and will be highly illiquid and very difficult to trade. There is no definite time frame to provide liquidity.  There also is no definite value for the Units when a liquidity event occurs. In addition, there are restrictions on the transfer of the common shares. In order to qualify as a REIT, the shares must be beneficially owned by 100 or more persons and no more than 50% of the value of the Company’s issued and outstanding shares may be owned directly or indirectly by five or fewer individuals. Therefore, the Company’s bylaws provide that no person may own more than 9.8% of the issued and outstanding Units. Any purported transfer of the Company’s shares that would result in a violation of either of these limits will be declared null and void.

Qualification as a REIT

The rules governing a REIT are highly technical and complex. They require ongoing compliance with and interpretation of a variety of tests and regulations that depend on, among other things, future operations.

Index

While the Company expects to satisfy these tests, it cannot ensure it will qualify as a REIT for any particular year. There is also the risk that the applicable laws governing a REIT could be changed, which could adversely affect the Company and its shareholders.

Distributions to Shareholders

Under the terms of the Merger Agreement, the Company suspended distributions to shareholders. In the event that the Merger does not occur, the Company intends to reinstate its monthly distributions to shareholders. If the Company’s properties do not generate sufficient revenue to meet operating expenses, the Company’s cash flow and the Company’s ability to make distributions to shareholders may be adversely affected. Additionally, the costs of pursuing the Merger could reduce the Company’s ability to make distributions. The Company is subject to all operating risks common to hotels. These risks might adversely affect occupancy or room rates.  Increases in operating costs due to inflation and other factors may not necessarily be offset by increased room rates. The local, regional and national hotel markets may limit the extent to which room rates may be increased to meet increased operating expenses without decreasing occupancy rates.  While the Company intends to make monthly distributions to shareholders if the Merger does not occur, there can be no assurance that the Company will be able to make distributions at any particular time or rate, or at all. Further, there is no assurance that a distribution rate achieved for a particular period will be maintained in the future. Also, while management may establish goals as to particular rates of distribution or have an intention to make distributions at a particular rate, there can be no assurance that such goals or intentions will be realized.

The Company’s objective in setting a distribution rate is to project a rate that will provide consistency over the life of the Company, taking into account acquisitions and capital improvements, ramp up of new properties and varying economic cycles.  The Company anticipates that it may need to utilize debt, offering proceeds and cash from operations to meet this objective.  If the Merger is not completed and the Company reinitiates distributions, the Company will evaluate the distribution rate on an ongoing basis and may make changes at any time if the Company feels the rate is not appropriate based on available cash resources.

If the Merger is not completed and the Company reinitiates distributions, the Company will generally seek to make distributions from its operating cash flows, distributions may be made (although there is no obligation to do so) in certain circumstances in part from financing proceeds or other sources, such as proceeds from the offering of Units. While distributions from such sources would result in the shareholder receiving cash, the consequences to the shareholder would differ from a distribution from operating cash flows. For example, if financing is the source of a distribution, that financing would have to be repaid, and if proceeds from the offering of Units are distributed, those proceeds would not then be available for other uses (such as property acquisitions or improvements).

Financing Risks

Although the Company anticipates maintaining low levels of debt, it may periodically use short-term financing to perform renovations to its properties, and if the Merger is not completed make shareholder distributions or Unit redemptions in periods of fluctuating income from its properties. The debt markets have been volatile and subject to increased regulation and, as a result, the Company may not be able to use debt to meet its cash requirements, including refinancing any scheduled debt maturities.

Securities Class Action Lawsuits and Governmental Regulatory Oversight Risks

As a result of regulatory inquiries or other regulatory actions, or as a result of being publicly held, the Company may become subject to lawsuits.  The Company is currently subject to one securities class action lawsuit and other suits may be filed against the Company in the future.  Due to the uncertainties related to litigation, the Company is unable at this time to evaluate the likelihood of either a favorable or unfavorable outcome or to estimate the range of potential exposure. If the outcome is unfavorable, the Company may be required to pay damages and/or change its business practices, any of which could have a material adverse effect on the Company’s financial condition, results of operations and cash flows. The ability of the Company to access capital markets, including commercial debt markets, could be negatively impacted by unfavorable, or the possibility of unfavorable, outcomes to lawsuits or adverse regulatory actions.

The Company has been and may continue to be subject to regulatory inquiries, which have resulted in and which could continue to result in costs and personnel time commitment to respond.  It may also be

Index

subject to action by governing regulatory agencies, as a result of its activities, which could result in costs to respond and fines or changes in the Company’s business practices, any of which could have a material adverse effect on the financial condition, results of operations, liquidity and capital resources, and cash flows of the Company.

Technology is used in operations, and any material failure, inadequacy, interruption or security failure of that technology could harm the business

The Company and its hotel managers and franchisors rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data.  Some of the information technology is purchased from vendors, on whom the systems depend. The Company and its hotel managers and franchisors rely on commercially available and internally developed systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential operator and other customer information, such as individually identifiable information, including information relating to financial accounts. Although the Company and its hotel managers and franchisors have taken steps necessary to protect the security of their information systems and the data maintained in those systems, it is possible that the safety and security measures taken will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of information systems could interrupt operations, damage reputation, subject the Company to liability claims or regulatory penalties and could have a material adverse effect on the business, financial condition and results of operations of the Company.

Potential losses not covered by Insurance

The Company maintains comprehensive insurance coverage for general liability, property, business interruption and other risks with respect to all of its hotels.  These policies offer coverage features and insured limits that the Company believes are customary for similar types of properties.  There are no assurances that coverage will be available at reasonable rates.  Also, various types of catastrophic losses, like earthquakes, hurricanes, or certain types of terrorism, may not be insurable or may not be economically insurable.  Even when insurable, these policies may have high deductibles and/or high premiums.  There also can be risks such as certain environmental hazards that may be deemed to fall outside the coverage. In the event of a substantial loss, the Company’s insurance coverage may not be sufficient to cover the full current market value or replacement cost of its lost investment. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose all or a portion of the capital it has invested in a hotel, as well as the anticipated future revenue from the hotel.  In that event, the Company might nevertheless remain obligated for any mortgage debt or other financial obligations related to the hotel.  Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep the Company from using insurance proceeds to replace or renovate a hotel after it has been damaged or destroyed.  The Company also may encounter challenges with an insurance provider regarding whether it will pay a particular claim that the Company believes to be covered under its policy.Under those circumstances, the insurance proceeds the Company receives might be inadequate to restore its economic position on the damaged or destroyed hotel, which could have a material adverse effect on the Company.

Item 1B.       Unresolved Staff Comments

Not Applicable

Index

Item 2.          Properties

As of December 31, 2012, the Company owned 66 hotels located in 18 states with an aggregate of 7,658 rooms, consisting of the following:

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

Index

Real Estate and Accumulated Depreciation
As of December 31, 2012
(dollars in thousands)

						Subsequently
				Initial Cost		Capitalized	Total
					Bldg./	Bldg	Gross	Acc	Date of	Date	Depreciable	# of
City	State	Brand	Encumbrances	Land	FF&E /Other	Imp. & FF&E	Cost(1)	Deprec	Construction	Acquired	Life	Rooms
Birmingham	Alabama	Fairfield Inn	$0	$347	$2,064	$479	$2,890	$(618)	1995	Aug-05	3 - 39 yrs.	63
Dothan	Alabama	Courtyard	0	1,262	7,150	1,468	9,880	(2,307)	1996	Aug-05	3 - 39 yrs.	78
Dothan	Alabama	Hampton Inn & Suites	0	837	8,134	336	9,307	(2,147)	2004	Jun-05	3 - 39 yrs.	85
Huntsville	Alabama	Fairfield Inn	0	502	4,817	351	5,670	(1,136)	1999	Sep-05	3 - 39 yrs.	79
Huntsville	Alabama	Residence Inn	0	941	7,638	1,599	10,178	(2,523)	2002	Jun-05	3 - 39 yrs.	78
Montgomery	Alabama	SpringHill Suites	0	956	6,334	324	7,614	(1,450)	1998	Sep-05	3 - 39 yrs.	79
Tuscaloosa	Alabama	Courtyard	0	0	7,953	1,555	9,508	(2,287)	1996	Aug-05	3 - 39 yrs.	78
Tuscaloosa	Alabama	Fairfield Inn	0	0	4,240	458	4,698	(1,040)	1996	Aug-05	3 - 39 yrs.	63
Anchorage	Alaska	Hampton Inn	0	1,216	10,505	2,574	14,295	(3,993)	1997	Mar-05	3 - 39 yrs.	101
Anchorage	Alaska	Hilton Garden Inn	0	4,217	14,801	1,931	20,949	(4,642)	2002	Oct-04	3 - 39 yrs.	125
Anchorage	Alaska	Homewood Suites	0	1,797	11,052	1,855	14,704	(3,403)	2004	Oct-04	3 - 39 yrs.	122
Phoenix	Arizona	Hampton Inn	0	1,417	5,213	2,141	8,771	(2,212)	1998	Oct-04	3 - 39 yrs.	99
Arcadia	California	Hilton Garden Inn	0	1,716	10,197	2,513	14,426	(4,129)	1999	Oct-04	3 - 39 yrs.	124
Arcadia	California	SpringHill Suites	0	1,623	6,469	1,021	9,113	(2,296)	1999	Oct-04	3 - 39 yrs.	86
Bakersfield	California	Hilton Garden Inn	0	1,159	10,572	390	12,121	(2,978)	2004	Mar-05	3 - 39 yrs.	120
Folsom	California	Hilton Garden Inn	0	1,516	16,994	1,592	20,102	(4,460)	1999	Nov-05	3 - 39 yrs.	100
Foothill Ranch	California	Hampton Inn	0	1,051	6,504	1,059	8,614	(2,216)	1998	Apr-05	3 - 39 yrs.	84
Lake Forest	California	Hilton Garden Inn	0	1,533	9,433	410	11,376	(2,771)	2004	Oct-04	3 - 39 yrs.	103
Milpitas	California	Hilton Garden Inn	0	2,555	16,544	2,325	21,424	(5,118)	1999	Nov-05	3 - 39 yrs.	161
Roseville	California	Hilton Garden Inn	0	2,355	18,944	1,923	23,222	(5,219)	1999	Nov-05	3 - 39 yrs.	131
San Francisco	California	Hilton Garden Inn	0	1,994	9,558	2,442	13,994	(3,937)	1999	Jan-06	3 - 39 yrs.	169
Boulder	Colorado	Marriott	0	3,058	27,833	2,641	33,532	(7,917)	1997	May-05	3 - 39 yrs.	157
Glendale	Colorado	Hampton Inn & Suites	0	3,627	11,235	1,532	16,394	(3,702)	1999	Oct-04	3 - 39 yrs.	133
Lakewood	Colorado	Hampton Inn	0	2,490	8,108	2,602	13,200	(3,141)	2003	Oct-04	3 - 39 yrs.	170
Farmington	Connecticut	Courtyard	0	1,792	15,436	167	17,395	(3,547)	2005	Oct-05	3 - 39 yrs.	119
Rocky Hill	Connecticut	Residence Inn	0	1,469	11,287	166	12,922	(2,673)	2005	Aug-05	3 - 39 yrs.	96
Wallingford	Connecticut	Homewood Suites	0	1,412	12,079	444	13,935	(3,006)	2005	Jul-05	3 - 39 yrs.	104
Clearwater	Florida	SpringHill Suites	0	0	7,214	86	7,300	(1,737)	2006	Feb-06	3 - 39 yrs.	79
Lake Mary	Florida	Courtyard	0	685	5,573	2,554	8,812	(2,607)	1995	Mar-05	3 - 39 yrs.	86
Lakeland	Florida	Residence Inn	0	1,512	8,707	1,468	11,687	(2,755)	2001	Jun-05	3 - 39 yrs.	78
Orange Park	Florida	Fairfield Inn	0	850	6,984	338	8,172	(1,509)	1998	Nov-05	3 - 39 yrs.	83
Panama City	Florida	Courtyard	0	1,399	8,225	133	9,757	(1,986)	2006	Mar-06	3 - 39 yrs.	84
Pensacola	Florida	Courtyard	0	1,181	10,733	1,803	13,717	(2,815)	1997	Aug-05	3 - 39 yrs.	90
Pensacola	Florida	Fairfield Inn	0	467	4,706	333	5,506	(1,119)	1995	Aug-05	3 - 39 yrs.	63
Pensacola	Florida	Hampton Inn & Suites	0	1,241	8,361	177	9,779	(2,188)	2005	Jul-05	3 - 39 yrs.	85
Tallahassee	Florida	Hilton Garden Inn	0	1,096	10,137	1,171	12,404	(2,936)	1997	Mar-05	3 - 39 yrs.	99
Albany	Georgia	Courtyard	0	1,246	7,665	222	9,133	(2,008)	2004	Jun-05	3 - 39 yrs.	84
Columbus	Georgia	Residence Inn	0	597	8,184	266	9,047	(2,020)	2003	Jun-05	3 - 39 yrs.	78
Savannah	Georgia	SpringHill Suites	0	687	5,105	327	6,119	(1,201)	1999	Sep-05	3 - 39 yrs.	79
Valdosta	Georgia	Courtyard	0	1,030	7,535	1,285	9,850	(2,254)	2002	Oct-05	3 - 39 yrs.	84
Mt. Olive	New Jersey	Residence Inn	0	1,407	11,334	323	13,064	(2,826)	2005	Sep-05	3 - 39 yrs.	123
Somerset	New Jersey	Homewood Suites	0	1,807	16,807	465	19,079	(3,987)	2005	Aug-05	3 - 39 yrs.	123
Saratoga Springs	New York	Hilton Garden Inn	0	2,391	15,893	1,712	19,996	(4,179)	1999	Sep-05	3 - 39 yrs.	112
Roanoke Rapids	North Carolina	Hilton Garden Inn	0	2,457	15,714	62	18,233	(2,726)	2008	Mar-08	3 - 39 yrs.	147
Hillsboro	Oregon	Courtyard	5,709	1,869	9,494	2,525	13,888	(2,995)	1996	Mar-06	3 - 39 yrs.	155
Hillsboro	Oregon	Residence Inn	0	2,656	13,304	693	16,653	(3,265)	1994	Mar-06	3 - 39 yrs.	122
Hillsboro	Oregon	TownePlace Suites	0	2,140	9,725	1,374	13,239	(3,076)	1999	Dec-05	3 - 39 yrs.	136
Portland	Oregon	Residence Inn	0	4,390	38,697	3,779	46,866	(10,182)	2001	Dec-05	3 - 39 yrs.	258
Pittsburgh	Pennsylvania	Residence Inn	0	1,155	10,273	2,173	13,601	(3,442)	1998	Sep-05	3 - 39 yrs.	156
Myrtle Beach	South Carolina	Courtyard	0	1,857	7,631	1,512	11,000	(2,933)	1999	Jun-04	3 - 39 yrs.	135
Nashville	Tennessee	Homewood Suites	0	1,170	7,177	2,042	10,389	(2,539)	1999	May-05	3 - 39 yrs.	121
Arlington	Texas	SpringHill Suites	0	1,114	6,657	1,427	9,198	(2,152)	1998	Jun-05	3 - 39 yrs.	122
Arlington	Texas	TownePlace Suites	0	1,027	6,379	351	7,757	(1,713)	1999	Jun-05	3 - 39 yrs.	95
Dallas	Texas	SpringHill Suites	0	1,367	18,742	2,399	22,508	(4,770)	1997	Dec-05	3 - 39 yrs.	148
Fort Worth	Texas	Homewood Suites	0	1,152	8,210	2,637	11,999	(3,447)	1999	May-05	3 - 39 yrs.	137
Fort Worth	Texas	Residence Inn	18,238	1,873	15,586	241	17,700	(3,864)	2005	May-05	3 - 39 yrs.	149
Fort Worth	Texas	SpringHill Suites	0	2,125	11,619	1,654	15,398	(3,235)	2004	May-04	3 - 39 yrs.	145
Laredo	Texas	Homewood Suites	0	1,112	9,787	306	11,205	(2,494)	2005	Nov-05	3 - 39 yrs.	106
Laredo	Texas	Residence Inn	0	898	10,973	245	12,116	(2,729)	2005	Sep-05	3 - 39 yrs.	109
Las Colinas	Texas	TownePlace Suites	0	1,195	6,266	409	7,870	(1,868)	1998	Jun-05	3 - 39 yrs.	136
McAllen	Texas	Hilton Garden Inn	0	1,170	8,151	1,770	11,091	(2,871)	2000	Jul-05	3 - 39 yrs.	104
Fredericksburg	Virginia	Hilton Garden Inn	0	1,821	15,363	339	17,523	(3,745)	2005	Dec-05	3 - 39 yrs.	148
Richmond	Virginia	Corporate Office	0	684	1,038	5,726	7,448	(2,923)	1893	Jun-04	3 - 39 yrs.	N/A
Kent	Washington	TownePlace Suites	0	1,831	10,731	1,713	14,275	(3,483)	1999	Dec-05	3 - 39 yrs.	152
Mukilteo	Washington	TownePlace Suites	0	1,499	11,061	1,454	14,014	(3,318)	1999	Dec-05	3 - 39 yrs.	128
Redmond	Washington	Marriott	0	9,504	56,168	3,585	69,257	(15,352)	2004	Jul-04	3 - 39 yrs.	262
Renton	Washington	Hilton Garden Inn	0	1,272	14,679	2,329	18,280	(4,793)	1998	Nov-05	3 - 39 yrs.	150
Deposits on Construction in Progress			0	0	0	854	854	0
			$23,947	$107,776	$747,682	$90,560	$946,018	$(216,910)				7,658

(1) The gross cost basis for Federal Income Tax purposes approximates the basis used in this schedule.

Index

Investment in real estate at December 31, 2012, consisted of the following (in thousands):

Land	$107,736
Building and Improvements	752,736
Furniture, Fixtures and Equipment	82,503
Franchise Fees	3,043
946,018
Less Accumulated Depreciation	(216,910)
Investment in Real Estate, net	$729,108

For additional information about the Company’s properties, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.          Legal Proceedings

The term the “Apple REIT Companies” means the Company, Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

On December 13, 2011, the United States District Court for the Eastern District of New York ordered that three putative class actions, Kronberg, et al. v. David Lerner Associates, Inc., et al., Kowalski v. Apple REIT Ten, Inc., et al., and Leff v. Apple REIT Ten, Inc., et al., be consolidated and amended the caption of the consolidated matter to be In re Apple REITs Litigation. The District Court also appointed lead plaintiffs and lead counsel for the consolidated action and ordered lead plaintiffs to file and serve a consolidated complaint by February 17, 2012. The Company was previously named as a party in the Kronberg, et al. v. David Lerner Associates, Inc., et al. putative class action lawsuit, which was filed on June 20, 2011.

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

Item 4.          Mine Safety Disclosures

Not Applicable

Index

PART II

Item 5.          Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Shares

There is currently no established public trading market in which the Company’s common shares are traded. As of December 31, 2012, there were 91.2 million Units outstanding. Each Unit consists of one common share, no par value, and one Series A preferred share of the Company. As of February 15, 2013, the Units were held by approximately 19,500 beneficial shareholders.

On November 29, 2012, the Company entered into a definitive merger agreement (the “Merger Agreement”) to be acquired by BRE Select Hotels Corp (“BRE Select Hotels”), a newly formed affiliate of Blackstone Real Estate Partners VII L.P. (the “Merger”).  Under the Merger Agreement, each issued and outstanding Unit and each share of Series B convertible preferred stock of the Company (on an as converted basis), other than any dissenting shares, will be converted into the right to receive consideration with a stated value of $11.10 per Unit consisting of (i) $9.20 in cash, without interest, and (ii) one share of 7% Series A Cumulative Redeemable Preferred Stock of BRE Select Hotels having an initial liquidation preference of $1.90 per share (the “New Preferred Shares”).   The New Preferred Shares will include an option for the holder of any New Preferred Shares to redeem all or a portion of such holder’s New Preferred Shares at the liquidation preference, plus any accumulated and unpaid dividends, after 7-1/2 years following the issuance of the New Preferred Shares in connection with the Merger and an initial dividend rate of 7% per share. The New Preferred Shares will also be redeemable by BRE Select Hotels Corp at any time at the liquidation preference, plus any accumulated and unpaid dividends, and will have limited voting rights. The dividend rate on the New Preferred Shares will increase to 11% per share if the New Preferred Shares are not redeemed within five years following the issuance of the New Preferred Shares in connection with the Merger. The initial liquidation preference of $1.90 per share will be subject to downward adjustment should net costs and payments relating to certain legacy litigation and regulatory matters exceed $3.5 million.

A shareholder meeting is planned for the second quarter of 2013 to vote on the transaction. The Merger Agreement contains various closing conditions, including shareholder approval. As a result, there can be no assurance that the Merger will close. If the closing conditions are satisfied, it is anticipated that the Merger could close during the second quarter of 2013. Under the Merger Agreement, the Company may terminate the Merger Agreement in certain circumstances. However the Company may be required to pay a fee of $20 million to an affiliate of BRE Select Hotels, plus certain expenses not to exceed $5 million. In certain other circumstances, the Merger Agreement provides for an affiliate of BRE Select Hotels to pay the Company a fee of $35 million upon termination of the Merger Agreement, plus certain expenses not to exceed $5 million.

Upon entering into and as a requirement of the Merger Agreement, the Company suspended its Dividend Reinvestment Plan and Unit Redemption Program. Prior to entering into the Merger Agreement, the last price at which an unrelated person purchased the Units from the Company was $11 per Unit through its Dividend Reinvestment Plan. This price was not based on an appraisal or valuation of the Company or its assets.

During 2012 and 2011, there were three tender offers made for the Units of the Company by a group of the same bidders. The Units acquired, as reported by the bidders, through the three tender offers were 45,381 Units for $5.50 per Unit in December 2012, 95,711 Units for $6 per Unit in May 2012 and 8,107 Units for $5 per Unit in December 2011, representing in total approximately 0.16% of the Company’s outstanding Units at December 31, 2012. Also during 2012 and 2011, the Company redeemed Units totaling 1.6 million and 2.8 million at $11.00 per Unit. The weighted average price paid for Units through the applicable tender offers and the Company’s Unit Redemption Program was approximately $10.58 and $10.96 in 2012 and 2011, respectively. In February 2013, the bidders made another tender offer at $8.50 per Unit. The offer expires in March 2013.

Distribution Policy

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. In accordance with the Merger Agreement, the Company suspended distributions to shareholders. In the event the Merger does not occur, the Company plans to reinstate its monthly distribution to shareholders. Under the Merger Agreement, the Company is generally prohibited from making distributions to shareholders. However, if necessary, the Company is permitted to make minimum distribution payments to maintain its

Index

REIT status. Distributions in 2012 totaled $66.1 million and were paid monthly at a rate of $0.066 per common share through November 2012. Distributions in 2011 totaled $71.2 million and were paid monthly at a rate of $0.066 per common share beginning in July 2011 and $0.064 per common share prior to that date.  Distributions in 2010 totaled $72.3 million and were paid monthly at a rate of $0.064 per common share beginning in March 2010 and $0.075 per common share prior to that date.  The amount and timing of distributions to shareholders are within the discretion of the Company’s Board of Directors. The amount and frequency of future distributions will depend on the Merger, as well as the Company’s results of operations, cash flow from operations, economic conditions, working capital requirements, cash requirements to fund investing and financing activities, capital expenditure requirements, including improvements to and expansions of properties and the acquisition of additional properties, as well as the distribution requirements under federal income tax provisions for qualification as a REIT. The Company’s line of credit loan agreement can potentially limit distributions to 105% of funds from operations.

Dividend Reinvestment Plan

In February 2006, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 20.0 million Units for potential issuance under the plan. Since inception of the plan through December 31, 2012, approximately 18.4 million Units, representing $202.1 million in proceeds to the Company, were issued under the plan. During the years ended December 31, 2012, 2011 and 2010, approximately 1.7 million Units, representing $18.5 million in proceeds to the Company, 2.5 million Units, representing $27.1 million in proceeds to the Company, and 2.8 million Units, representing $30.5 million in proceeds to the Company, were issued under the plan. The Company’s Dividend Reinvestment Plan was suspended upon the execution of the Merger Agreement. As a result, the last offering under the Dividend Reinvestment Plan occurred in November 2012 at $11 per Unit. In the event the Merger does not occur, the Company plans to reinstate the Dividend Reinvestment Plan.

Unit Redemption Program

In July 2005, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually paid for the Unit; or (2) $11.00 per Unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program.  The Unit Redemption Program was suspended upon the execution of the Merger Agreement. As a result, the last purchase under the Unit Redemption Program was in October 2012. In the event the Merger does not occur, the Company plans to reinstate the Unit Redemption Program. As noted below, since July 2011, the total redemption requests have exceeded the authorized amount of redemptions and the Board of Directors has and will continue to limit the amount of redemptions as it deems prudent.

Since inception of the program through December 31, 2012, the Company has redeemed approximately 18.3 million Units representing $200.5 million. During the year ended December 31, 2012, the Company redeemed approximately 1.6 million Units in the amount of $18.0 million.  As contemplated in the program, beginning with the July 2011 redemption, the Company redeemed Units on a pro-rata basis with approximately 17%, 7%, 4%, 4%, 3%, and 3% of the amounts requested redeemed in the third and fourth quarters of 2011 and the first, second, third, and fourth quarters of 2012, respectively, leaving approximately 12.4 million Units requested but not redeemed as of the last scheduled redemption date in the fourth quarter of 2012 (October 2012). Prior to July 2011, the Company had redeemed 100% of redemption requests.  The Company has a number of cash sources including cash from operations, dividend reinvestment plan proceeds, borrowings under its credit facility and asset sales from which it can make redemptions. See the Company’s complete consolidated statements of cash flows for the years ended December 31, 2012, 2011 and 2010 in the Company’s audited financial statements in Item 8 of this Form 10-K for further description of the sources and uses of the Company’s cash flows. The following is a summary of Unit redemptions during 2011 and 2012:

Index

Redemption Date	Requested Unit Redemptions	Units Redeemed	Redemption Requests not Redeemed
January 2011	606,064	606,064	0
April 2011	683,427	683,427	0
July 2011	4,412,066	737,284	3,674,782
October 2011	9,878,351	726,613	9,151,738
January 2012	11,591,274	459,736	11,131,538
April 2012	11,168,887	455,124	10,713,763
July 2012	12,547,425	361,351	12,186,074
October 2012	12,740,003	363,465	12,376,538

The following is a summary of redemptions during the fourth quarter of 2012 (no redemptions occurred in November and December 2012):

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
October 2012	363,465	$10.98	363,465	(1)

(1)
The maximum number of Units that may be redeemed in any 12 month period is limited to up to five percent (5.0%) of the weighted average number of Units outstanding from the beginning of the 12 month period, subject to the Company’s right to change the number of Units to be redeemed.

Series A Preferred Shares

The Series A preferred shares have no voting rights and no conversion rights. In addition, the Series A preferred shares are not separately tradable from the common shares to which they relate. The Series A preferred shares do not have any distribution rights except a priority distribution upon the sale of the Company’s assets. The priority distribution (“Priority Distribution”) is equal to $11.00 per Series A preferred share, and will be paid before any distribution will be made to the holders of any other shares. Upon the Priority Distribution, the Series A preferred shares will have no other distribution rights.

Series B Convertible Preferred Shares

In January 2004, the Company issued 240,000 Series B convertible preferred shares to Glade M. Knight, the Company’s Chairman and Chief Executive Officer. There are no dividends payable on the Series B convertible preferred shares. Holders of more than two-thirds of the Series B convertible preferred shares must approve any proposed amendment to the Articles of Incorporation that would adversely affect the Series B convertible preferred shares. Upon liquidation, each holder of the Series B convertible preferred shares is entitled to a priority liquidation payment. However, the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares’ distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11 per number of common shares into which each Series B convertible preferred share would convert. In the event that the liquidation of the Company’s assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis. The Series B convertible preferred shares are convertible into common shares of the Company upon and for 180 days following the occurrence of any of the following events: (1) substantially all of the Company’s assets, stock or business is sold or transferred through exchange, merger, consolidation, lease, share exchange or otherwise, other than a sale of assets in liquidation, dissolution or winding up of the Company’s business; or (2) the termination or expiration without renewal of the advisory agreement with Apple Six Advisors, Inc.,

Index

or if the Company ceases to use Apple Six Realty Group, Inc. to provide property acquisition and disposition services; or (3) the Company’s common shares are listed on any securities exchange or quotation system or in any established market.

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

Non-Employee Directors Stock Option Plan and Incentive Plan

The Company’s Board of Directors has adopted and the Company’s shareholders have approved a Non-Employee Directors Stock Option Plan and an Incentive Plan. The options issued under each plan convert upon exercise to Units. Each Unit consists of one common share and one Series A preferred share of the Company. As of December 31, 2012, options to purchase 580,116 Units were outstanding with a weighted average exercise price of $11 per Unit under the Directors Plan. No options have been issued under the Incentive Plan. The following is a summary of securities issued under the plans as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation plans approved by security holders
Non-Employee Directors Stock Option Plan	580,116	$11.00	1,019,429
Incentive Plan	—	$—	4,029,318

Item 6.          Selected Financial Data

The following table sets forth selected financial data for the five years ended December 31, 2012. Certain information in the table has been derived from the Company’s audited financial statements and notes thereto. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

Index

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
(in thousands except per share and statistical data)	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008
Revenues:
Room revenue	$235,630	$220,227	$206,624	$195,671	$233,112
Other revenue	16,837	16,553	14,634	14,753	19,744
Reimbursed expenses	7,965	7,241	6,055	5,899	6,057
Total revenue	260,432	244,021	227,313	216,323	258,913

Expenses:
Hotel operating expenses	144,026	137,986	130,896	126,120	144,751
Taxes, insurance and other	13,103	12,133	12,143	13,248	13,438
General and administrative	7,620	5,589	6,072	4,935	5,397
Merger transaction costs	4,037	562	-	-	-
Reimbursed expenses	7,965	7,241	6,055	5,899	6,057
Depreciation	31,054	32,432	30,806	30,417	30,411
Interest expense, net	3,084	3,617	3,800	2,312	1,784
Total expenses	210,889	199,560	189,772	182,931	201,838
Income from continuing operations	49,543	44,461	37,541	33,392	57,075
Income (loss) from discontinued operations	-	700	(3,157)	(13)	1,427
Net income	$49,543	$45,161	$34,384	$33,379	$58,502

Per Share:
Income from continuing operations per common share	$0.54	$0.48	$0.41	$0.37	$0.63
Income (loss) from discontinued operations per common share	-	0.01	(0.03)	-	0.01
Net income per common share	$0.54	$0.49	$0.38	$0.37	$0.64

Distributions paid per common share	$0.73	$0.78	$0.79	$0.90	$0.90
Weighted-average common shares outstanding - basic and diluted	91,142	91,254	91,323	91,178	90,899

Balance Sheet Data (at end of period):
Cash and cash equivalents	$-	$32	$-	$-	$935
Investment in real estate, net	$729,108	$746,354	$764,557	$801,646	$823,463
Total assets	$740,370	$759,365	$788,213	$815,584	$849,783
Notes payable	$58,417	$63,067	$63,736	$54,040	$29,097
Shareholders' equity	$674,647	$690,628	$719,771	$757,488	$809,382
Net book value per share	$7.40	$7.57	$7.87	$8.28	$8.82

Other Data:
Cash flow from (used in):
Operating activities	$81,176	$78,138	$70,956	$66,029	$88,747
Investing activities	$(10,852)	$(2,721)	$(8,505)	$(6,571)	$(33,234)
Financing activities	$(70,356)	$(75,385)	$(62,451)	$(60,393)	$(87,839)
Number of hotels owned at end of period (including hotels held for sale)	66	66	68	68	68
Average Daily Rate (ADR) (a)(f)	$115	$110	$104	$107	$117
Occupancy (f)	73%	72%	71%	66%	71%
Revenue Per Available Room (RevPAR) (b)(f)	$84	$79	$74	$70	$83
Total rooms sold (c)(f)	2,056,557	2,005,542	1,986,223	1,836,076	1,990,489
Total rooms available (d)(f)	2,799,182	2,792,055	2,791,708	2,791,698	2,795,278

Modified Funds From Operations Calculation (e) :
Net income	$49,543	$45,161	$34,384	$33,379	$58,502
Loss on hotels held for sale	-	-	3,567	-	-
Depreciation of real estate owned	31,054	32,432	31,199	30,938	29,313
Funds from operations	80,597	77,593	69,150	64,317	87,815
Merger transaction costs	4,037	562	-	-	-
Modified funds from operations	$84,634	$78,155	$69,150	$64,317	$87,815

Index

(a) Total room revenue divided by number of room nights sold.

(b) ADR multiplied by occupancy percentage.

(c) Represents the number of room nights sold during the period.

(d) Represents the number of rooms owned by the Company multiplied by the number of nights in the period.

(e) Funds from operations (FFO) is defined as net income (computed in accordance with generally accepted accounting principles – GAAP) excluding gains and losses from sales of depreciable property, plus depreciation and amortization and the loss on hotels held for sale. Modified FFO (MFFO) excludes costs associated with merger transactions. The Company considers FFO and MFFO in evaluating property acquisitions and its operating performance and believes that FFO and MFFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company’s activities in accordance with GAAP.  The Company considers FFO and MFFO as supplemental measures of operating performance in the real estate industry, and along with the other financial measures included in this Form 10-K, including net income, cash flow from operating activities, financing activities and investing activities, they provide investors with an indication of the performance of the Company.  The Company's definition of FFO and MFFO are not necessarily the same as such terms that are used by other companies. FFO and MFFO are not necessarily indicative of cash available to fund cash needs.

(f) From continuing operations.

Index

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential,” and similar expressions that convey the uncertainty of future events or outcomes. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles; financing risks; the outcome of current and future litigation, regulatory proceedings, or inquiries; changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classification as a real estate investment trust; and competition within the hotel and real estate industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission and Item 1A in this report. Any forward-looking statement that the Company makes speaks only as of the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors as a result of new information, future events or otherwise, except as required by law.

Overview

Apple REIT Six, Inc., together with its wholly owned subsidiaries (the “Company”), was formed to invest in income-producing real estate in the United States. The Company was initially capitalized on January 20, 2004, with its first investor closing on April 23, 2004. The Company completed its best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) in March 2006. The Company has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. As of December 31, 2012, the Company owned 66 hotels within different markets in the United States. The Company’s first hotel was acquired on May 28, 2004.

Merger

On November 29, 2012, the Company entered into a definitive merger agreement (the “Merger Agreement”) to be acquired by BRE Select Hotels Corp (“BRE Select Hotels”), a newly formed affiliate of Blackstone Real Estate Partners VII L.P. (the “Merger”).  Under the Merger Agreement, each issued and outstanding Unit and each share of Series B convertible preferred stock of the Company (on an as converted basis), other than any dissenting shares, will be converted into the right to receive consideration with a stated value of $11.10 per Unit consisting of (i) $9.20 in cash, without interest, and (ii) one share of 7% Series A Cumulative Redeemable Preferred Stock of BRE Select Hotels having an initial liquidation preference of $1.90 per share (the “New Preferred Shares”). The stated value of the transaction based on the outstanding Units and as converted Series B convertible stock at December 31, 2012 is approximately $1.1 billion, including approximately $64.4 million related to the Series B convertible preferred stock. The New Preferred Shares will include an option for the holder of any New Preferred Shares to redeem all or a portion of such holder’s New Preferred Shares at the liquidation preference, plus any accumulated and unpaid dividends, after 7-1/2 years following the issuance of the New Preferred Shares in connection with the Merger and an initial dividend rate of 7% per share. The New Preferred Shares will also be redeemable by BRE Select Hotels Corp at any time at the liquidation preference, plus any accumulated and unpaid dividends, and will have limited voting rights. The dividend rate on the New Preferred Shares will increase to 11% per share if the New Preferred Shares are not redeemed within five years following the issuance of the New Preferred Shares in

Index

connection with the Merger. The initial liquidation preference of $1.90 per share will be subject to downward adjustment should net costs and payments relating to certain legacy litigation and regulatory matters exceed $3.5 million.

The Company’s dividend reinvestment and share redemption programs were suspended upon the execution of the Merger Agreement.  Also, in accordance with the Merger Agreement, the Company suspended dividend payments.   A shareholder meeting is planned for the second quarter of 2013 to vote on the transaction.  The Merger Agreement contains various closing conditions, including shareholder approval. As a result, there can be no assurance that the Merger will close. If the closing conditions are satisfied, it is anticipated that the Merger could close during the second quarter of 2013.  Under the Merger Agreement, the Company may terminate the Merger Agreement in certain circumstances. However the Company may be required to pay a fee of $20 million to an affiliate of BRE Select Hotels, plus certain expenses not to exceed $5 million.  In certain other circumstances, the Merger Agreement provides for an affiliate of BRE Select Hotels to pay the Company a fee of $35 million upon termination of the Merger Agreement, plus certain expenses not to exceed $5 million.  All costs related to the proposed Merger transaction are being expensed in the period they are incurred and are included in Merger transaction costs in the Company’s consolidated statements of operations.  In connection with these activities, the Company incurred $3.2 million in expenses for the year ended December 31, 2012.

Hotel Operations

Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels as compared to other hotels within their respective local markets, in general, has met the Company’s expectations for the period owned. Beginning in 2011 and continuing through 2012, the hotel industry and Company’s revenues and operating income have shown improvement from the significant decline in the industry during 2008 through 2010. Although there is no way to predict future general economic conditions, and there are several key factors that continue to negatively affect the economic recovery in the United States and add to general market uncertainty, including but not limited to, the continued high levels of unemployment, the slow pace of the economic recovery in the United States and the uncertainty surrounding the fiscal policy of the United States, the Company and industry are forecasting a mid-single digit percentage increase in revenue for 2013 as compared to 2012.

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

Index

	Years Ended December 31,
(in thousands except statistical data)	2012	Percent of Revenue	2011	Percent of Revenue	Percent Change

Total hotel revenue	$252,467	100%	$236,780	100%	7%
Hotel operating expenses	144,026	57%	137,986	58%	4%
Taxes, insurance and other expense	13,103	5%	12,133	5%	8%
General and administrative expense	7,620	3%	5,589	2%	36%

Merger transaction costs	4,037		562		N/A
Depreciation	31,054		32,432		-4%
Interest expense, net	3,084		3,617		-15%

Number of hotels	66		66		0%
Average Market Yield (1)	121		120		1%
ADR	$115		$110		5%
Occupancy	73%		72%		1%
RevPAR	$84		$79		6%

(1) Calculated from data provided by Smith Travel Research, Inc.® Excludes hotels under renovation during the applicable periods.

Legal Proceedings

The term the “Apple REIT Companies” means the Company, Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

On December 13, 2011, the United States District Court for the Eastern District of New York ordered that three putative class actions, Kronberg, et al. v. David Lerner Associates, Inc., et al., Kowalski v. Apple REIT Ten, Inc., et al., and Leff v. Apple REIT Ten, Inc., et al., be consolidated and amended the caption of the consolidated matter to be In re Apple REITs Litigation. The District Court also appointed lead plaintiffs and lead counsel for the consolidated action and ordered lead plaintiffs to file and serve a consolidated complaint by February 17, 2012. The Company was previously named as a party in the Kronberg, et al. v. David Lerner Associates, Inc. et al. putative class action lawsuit, which was filed on June 20, 2011.

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

Index

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

Hotels Owned

The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 66 hotels the Company owned at December 31, 2012. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Ft. Worth	Texas	SpringHill Suites	Marriott	5/28/04	145	$13,340
Myrtle Beach	South Carolina	Courtyard	Marriott	6/8/04	135	9,200
Redmond	Washington	Marriott	Marriott	7/7/04	262	64,000
Anchorage	Alaska	Hilton Garden Inn	Stonebridge	10/12/04	125	18,900
Anchorage	Alaska	Homewood Suites	Stonebridge	10/12/04	122	13,200
Phoenix	Arizona	Hampton Inn	Stonebridge	10/12/04	99	6,700
Arcadia	California	Hilton Garden Inn	Stonebridge	10/12/04	124	12,000
Arcadia	California	SpringHill Suites	Stonebridge	10/12/04	86	8,100
Lake Forest	California	Hilton Garden Inn	Stonebridge	10/12/04	103	11,400
Glendale	Colorado	Hampton Inn & Suites	Stonebridge	10/12/04	133	14,700
Lakewood	Colorado	Hampton Inn	Stonebridge	10/12/04	170	10,600
Anchorage	Alaska	Hampton Inn	Stonebridge	3/14/05	101	11,500
Bakersfield	California	Hilton Garden Inn	Hilton	3/18/05	120	11,500
Lake Mary	Florida	Courtyard	LBA	3/18/05	86	6,000
Tallahassee	Florida	Hilton Garden Inn	Hilton	3/18/05	99	10,850
Foothill Ranch	California	Hampton Inn	Stonebridge	4/21/05	84	7,400
Ft. Worth	Texas	Residence Inn	Western	5/6/05	149	17,000
Boulder	Colorado	Marriott	White	5/9/05	157	30,000
Nashville	Tennessee	Homewood Suites	Hilton	5/24/05	121	8,103
Ft. Worth	Texas	Homewood Suites	Hilton	5/24/05	137	9,097
Dothan	Alabama	Hampton Inn & Suites	LBA	6/24/05	85	8,673
Huntsville	Alabama	Residence Inn	LBA	6/24/05	78	8,288
Lakeland	Florida	Residence Inn	LBA	6/24/05	78	9,886
Albany	Georgia	Courtyard	LBA	6/24/05	84	8,597
Columbus	Georgia	Residence Inn	LBA	6/24/05	78	7,888

Index

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Arlington	Texas	SpringHill Suites	Western	6/30/05	122	7,486
Arlington	Texas	TownePlace Suites	Western	6/30/05	95	7,148
Las Colinas	Texas	TownePlace Suites	Western	6/30/05	136	7,178
Wallingford	Connecticut	Homewood Suites	White	7/8/05	104	12,780
McAllen	Texas	Hilton Garden Inn	Western	7/19/05	104	9,000
Pensacola	Florida	Hampton Inn & Suites	LBA	7/21/05	85	9,279
Rocky Hill	Connecticut	Residence Inn	White	8/1/05	96	12,070
Dothan	Alabama	Courtyard	LBA	8/11/05	78	8,016
Somerset	New Jersey	Homewood Suites	White	8/17/05	123	17,750
Birmingham	Alabama	Fairfield Inn	LBA	8/25/05	63	2,176
Tuscaloosa	Alabama	Courtyard	LBA	8/25/05	78	7,551
Tuscaloosa	Alabama	Fairfield Inn	LBA	8/25/05	63	3,982
Pensacola	Florida	Courtyard	LBA	8/25/05	90	11,369
Pensacola	Florida	Fairfield Inn	LBA	8/25/05	63	4,858
Pittsburgh	Pennsylvania	Residence Inn	White	9/2/05	156	11,000
Laredo	Texas	Residence Inn	Western	9/12/05	109	11,445
Mt. Olive	New Jersey	Residence Inn	White	9/15/05	123	12,070
Saratoga Springs	New York	Hilton Garden Inn	White	9/29/05	112	17,750
Huntsville	Alabama	Fairfield Inn	LBA	9/30/05	79	4,954
Montgomery	Alabama	SpringHill Suites	LBA	9/30/05	79	6,835
Savannah	Georgia	SpringHill Suites	LBA	9/30/05	79	5,407
Valdosta	Georgia	Courtyard	LBA	10/3/05	84	8,284
Farmington	Connecticut	Courtyard	White	10/20/05	119	16,330
Orange Park	Florida	Fairfield Inn	LBA	11/8/05	83	7,221
Folsom	California	Hilton Garden Inn	Inn Ventures	11/30/05	100	18,028
Milpitas	California	Hilton Garden Inn	Inn Ventures	11/30/05	161	18,600
Roseville	California	Hilton Garden Inn	Inn Ventures	11/30/05	131	20,759
Laredo	Texas	Homewood Suites	Western	11/30/05	106	10,500
Renton	Washington	Hilton Garden Inn	Inn Ventures	11/30/05	150	16,096
Dallas	Texas	SpringHill Suites	Western	12/9/05	148	19,500
Hillsboro	Oregon	TownePlace Suites	Inn Ventures	12/19/05	136	11,500
Portland	Oregon	Residence Inn	Inn Ventures	12/19/05	258	42,000
Kent	Washington	TownePlace Suites	Inn Ventures	12/19/05	152	12,000
Mukilteo	Washington	TownePlace Suites	Inn Ventures	12/19/05	128	12,000
Fredericksburg	Virginia	Hilton Garden Inn	Hilton	12/20/05	148	16,600
San Francisco	California	Hilton Garden Inn	White	1/30/06	169	12,266
Clearwater	Florida	SpringHill Suites	LBA	2/17/06	79	6,923
Hillsboro	Oregon	Courtyard	Inn Ventures	3/9/06	155	11,000
Hillsboro	Oregon	Residence Inn	Inn Ventures	3/9/06	122	15,500
Panama City	Florida	Courtyard	LBA	4/26/06	84	9,245
Roanoke Rapids	North Carolina	Hilton Garden Inn	Newport	3/10/08	147	17,764
				Total	7,658	$829,142

Management and Franchise Agreements

Each of the Company’s 66 hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies: Marriott International, Inc. (“Marriott”), Stonebridge Realty Advisors, Inc. (“Stonebridge”), Hilton Worldwide (“Hilton”), Western International (“Western”), Larry Blumberg & Associates (“LBA”), White Lodging Services Corporation (“White”), Inn Ventures, Inc. (“Inn Ventures”), or Newport Hospitality Group, Inc. (“Newport”). The agreements have remaining terms generally ranging from 1 to 22 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not

Index

satisfied. For the years ended December 31, 2012, 2011 and 2010, the Company incurred approximately $8.7 million, $8.0 million and $7.0 million in management fees for continuing operations.

Stonebridge, Western, LBA, White, Inn Ventures and Newport are not affiliated with either Marriott or Hilton, and as a result, the hotels managed by these companies were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for an initial term of 13 to 20 years. Fees associated with the Hilton agreements generally include the payment of royalty fees and program fees based on room revenues. The Marriott franchise agreements generally provide for an initial term of 15 to 20 years. Fees associated with the Marriott agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. For the years ended December 31, 2012, 2011 and 2010, the Company incurred approximately $10.6 million, $9.9 million and $9.3 million in franchise fees for continuing operations.

Results of Operations for Years 2012 and 2011

As of December 31, 2012, the Company owned 66 hotels with 7,658 rooms. The Company’s portfolio reflects the sale of two Tempe, Arizona properties in June 2011. Hotel performance is impacted by many factors, including the economic conditions in the United States, as well as each locality.  During the period from the second half of 2008 through 2010, the overall weakness in the U.S. economy had a considerable negative impact on both consumer and business travel. However, economic conditions have shown evidence of improvement during the past two years.  As a result, the Company expects continued improvement in revenue and operating income in 2013 as compared to 2012. The Company’s hotels in general have shown results consistent with industry and brand averages for the period of ownership.

Revenues

The Company’s principal source of revenue is hotel revenue, consisting of room and other related revenue. For the years ended December 31, 2012 and 2011, the Company had total hotel revenue from continuing operations of $252.5 million and $236.8 million, respectively. For the years ended December 31, 2012 and 2011, the hotels achieved combined average occupancy of 73% and 72%, ADR of $115 and $110 and RevPAR of $84 and $79. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

During 2012, the Company experienced a modest increase in demand as demonstrated by the improvement in average occupancy. In addition, also signifying a progressing economy, the Company experienced an increase in ADR of 5% in 2012 as compared to 2011. With continued demand and room rate improvement, the Company and industry are forecasting a mid-single digit percentage increase in revenue for 2013 as compared to 2012. The Company’s hotels continue to be leaders in their respective markets. The Company’s average Market Yield for 2012 and 2011 was 121 and 120, respectively. The Market Yield is a measure of each hotel’s RevPAR compared to the average in the market; with 100 being the average (the index excludes hotels under renovation) and is provided by Smith Travel Research, Inc.®, an independent company that tracks historical hotel performance in most markets throughout the world. The Company will continue to pursue market opportunities to improve revenue.

Expenses

Hotel operating expenses consist of direct room expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. For the years ended December 31, 2012 and 2011, hotel operating expenses from continuing operations totaled $144.0 million or 57% of total hotel revenue and $138.0 million or 58% of total hotel revenue. Results for the year ended December 31, 2012, reflect the impact of increases in revenues at most of the Company’s hotels, and the Company’s efforts to control costs. Certain operating costs, such as management costs, certain utility costs and minimum supply and maintenance costs are relatively fixed in nature.  The Company has been successful in reducing, relative to revenue increases, certain labor costs, hotel supply costs, maintenance costs and utilities by continually monitoring and sharing utilization data across its hotels and management companies. Although operating expenses will increase as occupancy and revenue increases, the Company has and will continue to work with its management companies to reduce costs as a percentage of revenue where possible while maintaining quality and service levels at each property.

Taxes, insurance, and other expenses from continuing operations for the years ended December 31,

Index

2012 and 2011 totaled $13.1 million or 5% of total hotel revenue and $12.1 million or 5% of total hotel revenue. Although the year ended December 31, 2012 included the benefit of successful appeals, property taxes have increased in 2012 as the economy has continued to improve and localities reassessed property values accordingly. Also, 2012 insurance rates have increased due to property and casualty carriers’ losses world-wide in the past year. With the improved economy, the Company anticipates continued increases in property tax assessments in 2013 and a moderate increase in insurance rates.

General and administrative expense from continuing operations for the years ended December 31, 2012 and 2011 totaled $7.6 million or 3% of total hotel revenue and $5.6 million or 2% of total hotel revenue. The principal components of general and administrative expense are advisory fees and reimbursable expenses, legal fees, accounting fees, reporting expenses, and the Company’s share of the loss from its investment in Apple Air Holding, LLC. Total advisory fees incurred by the Company increased by approximately $1 million in 2012 as compared to the prior year due to the Company reaching the top tier of the fee range under the advisory agreement. During 2012 and 2011, the Company incurred approximately $1.6 million and $0.9 million, respectively, in legal costs related to the legal matters discussed herein and continued costs related to responding to requests from the staff of the Securities and Exchange Commission (“SEC”). The SEC staff has been conducting a non-public investigation, which is focused principally on the adequacy of certain disclosures in the Company’s filings with the SEC beginning in 2008, as well as the Company’s review of certain transactions involving the Company and the other Apple REIT Companies. The Company intends to continue to cooperate with the SEC staff, and it is engaging in a dialogue with the SEC staff concerning these issues and the roles of certain officers. The Company does not believe the issues raised by the SEC staff affect the material accuracy of the Company's consolidated financial statements. At this time, the Company cannot predict the outcome of this investigation as to the Company or any of its officers, nor can it predict the timing associated with any such conclusion or resolution.  As discussed below under Related Parties, the Company shares legal counsel with the other Apple REIT Companies. Total costs for these legal matters for all of the Apple REIT Companies was approximately $7.3 million in 2012. The Company anticipates it will continue to incur significant legal costs at least during the first half of 2013 related to these matters.

Merger transaction costs for the years ended December 31, 2012 and 2011 totaled $4.0 million and $0.6 million. In connection with the Merger, discussed herein, the Company incurred approximately $3.2 million in expenses during fourth quarter of 2012. Also, during the fourth quarter of 2011, the Company began to incur costs associated with its evaluation of a potential consolidation transaction with Apple REIT Seven, Inc., Apple REIT Eight, Inc., and Apple REIT Nine, Inc. (the “other Apple REITs”). In May 2012, it was determined by the Board of Directors of the Company and each of the other Apple REIT’s Board of Directors not to move forward with the potential consolidation transaction at that time. Total costs incurred during 2012 and 2011 were approximately $0.8 million and $0.6 million related to the potential consolidation transaction.

Depreciation expense from continuing operations for the years ended December 31, 2012 and 2011 was $31.1 million and $32.4 million. Depreciation expense represents the expense of the 66 hotels included in the Company’s continuing operations and related personal property for their respective periods owned.  The decrease in depreciation expense is due to an increase in the number of hotels whose personal property has become fully depreciated over the last quarter of 2011 and throughout 2012, which was partially offset by the hotel renovations completed throughout 2012 and 2011.

Interest expense, net for the years ended December 31, 2012 and 2011 was $3.1 million and $3.6 million. Interest expense primarily arose from mortgage debt outstanding on certain properties, in addition to interest on borrowings under the Company’s credit facility. As of December 31, 2012, the Company had debt outstanding of $58.4 million, compared to $63.1 million at December 31, 2011. The decrease in interest expense from 2011 was due primarily to a reduction in the effective interest rate under the Company’s credit facility, as well as the extinguishment of four mortgage loans during 2012 totaling $13.1 million, which was partially offset by the origination of one mortgage loan totaling $18.3 million during the year. During the years ended December 31, 2012 and 2011, the Company capitalized interest of approximately $0.1 million and $0.2 million in 2012 and 2011 in conjunction with hotel renovations.

Results of Operations for Years 2011 and 2010

Revenues

For the years ended December 31, 2011 and 2010, the Company had total hotel revenue from continuing operations of $236.8 million and $221.3 million, respectively. For the years ended December 31, 2011 and

Index

2010, the hotels achieved average combined occupancy of 72% and 71%, ADR of $110 and $104 and RevPAR of $79 and $74. Since the beginning of 2010, the Company has experienced an increase in RevPAR. The first component to improve was occupancy and as occupancy increases have stabilized, ADR has improved with a 6% increase in 2011 as compared to 2010. The Company’s average Market Yield for 2011 and 2010 was 121 for continuing hotels and excludes hotels under renovation during the period.

Expenses

For the years ended December 31, 2011 and 2010, hotel operating expenses from continuing operations totaled $138.0 million and $130.9 million, respectively, representing 58% of total hotel revenue in 2011 and 59% of total hotel revenue in 2010.  Hotel operational expenses for 2011 reflect the impact of increases in revenue at most of the Company’s hotels, and the Company’s efforts to control costs in a challenging economic environment. While certain costs of a hotel are fixed in nature, the Company was successful in reducing, relative to revenue increases, certain labor costs, hotel supply costs, maintenance costs, and utilities by continually monitoring and sharing utilization data across its hotels and management companies.

Taxes, insurance, and other expenses from continuing operations for the years ended December 31, 2011 and 2010 were $12.1 million for each period, or 5% of total hotel revenue.

General and administrative expense for the years ended December 31, 2011 and 2010 was $5.6 million or 2% of total hotel revenue and $6.1 million, or 3% of total hotel revenue. During 2011 and 2010, the Company incurred approximately $0.9 million and $0.5 million, respectively, in legal costs related to legal matters discussed herein and costs related to responding to SEC inquiries, as discussed above.

Merger transaction costs totaled $0.6 million for the year ended December 31, 2011. As discussed above, during the fourth quarter of 2011, the Company began to incur costs associated with its evaluation of a potential consolidation transaction with the other Apple REITs.

Depreciation expense from continuing operations for the years ended December 31, 2011 and 2010 was $32.4 million and $30.8 million. The increase in depreciation is due to renovations completed throughout 2010 and 2011.

Interest expense, net was $3.6 million and $3.8 million for the years ended December 31, 2011 and 2010. Interest expense related to debt assumed with certain properties acquired, as well as borrowings on the Company’s credit facility. Interest expense decreased from 2010 due to the extinguishment of one mortgage in 2011 totaling $4.0 million, one mortgage extinguished in 2010 totaling $2.9 million, and the reduction in the effective interest rate under the Company’s credit facility. This was partially offset by increased borrowings on the Company’s credit facility. The Company capitalized interest of approximately $0.2 million and $0.1 million in 2011 and 2010 in conjunction with hotel renovations.

Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties.  These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.  The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to these contracts, as well as any new significant related party transactions.  There were no changes to the contracts discussed in this section and no new significant related party transactions during 2012 (other than the agreements executed as a result of the Merger as discussed below). The Board of Directors is not required to approve each individual transaction that falls under the related party relationships.  However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The Company has a contract with Apple Six Realty Group (“A6RG”) to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. A6RG is wholly owned by the Company’s Chairman and Chief Executive Officer, Glade M. Knight. In accordance with the contract, A6RG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions plus certain reimbursable costs. As of December 31, 2012, payments to A6RG for services under the terms of this contract have totaled $16.9 million since inception. During 2012, the Company paid approximately $16,000 in fees to A6RG for the purchase of the land located at the Residence Inn hotel in Columbus, Georgia, which had previously been leased from a third party. No

Index

fees were incurred during 2011 and 2010 under the contract.

The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“A6A”), pursuant to which A6A provides management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $2.5 million, $1.5 million and $1.5 million for each of the three years ended December 31, 2012, 2011 and 2010. The increase in 2012 is due to the Company reaching the top tier of the fee range under the advisory agreement due to improved operating results.

Through its wholly-owned subsidiary, Apple Fund Management, LLC (“AFM”), the Company provides support services to A6RG, Apple Suites Realty Group, Inc. (“ASRG”), A6A, Apple Seven Advisors, Inc. (“A7A”), Apple REIT Seven, Inc., Apple Eight Advisors, Inc. (“A8A”), Apple REIT Eight, Inc., Apple Nine Advisors, Inc. (“A9A”), Apple REIT Nine, Inc., Apple Ten Advisors, Inc. (“A10A”) and Apple REIT Ten, Inc. A7A provides day-to-day advisory and administrative functions for Apple REIT Seven, Inc. A8A provides day-to-day advisory and administrative functions for Apple REIT Eight, Inc. A9A provides day-to-day advisory and administrative functions for Apple REIT Nine, Inc. A10A provides day-to-day advisory and administrative functions for Apple REIT Ten, Inc. ASRG provides real estate brokerage services to Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. Each of these companies has agreed to reimburse the Company for its costs in providing these services. A6RG, ASRG, A6A, A7A, A8A, A9A and A10A (collectively the “Advisors”) are 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. For the years ended December 31, 2012, 2011 and 2010, the Company received reimbursement of its costs totaling approximately $8.0 million, $7.2 million and $6.1 million from the participating entities. The Company’s net allocated cost for these support services was approximately $1.8 million, $1.5 million and $1.7 million for the years ended December 31, 2012, 2011 and 2010.  As part of this arrangement, the day to day transactions may result in amounts due to or from the noted related parties. To effectively manage cash disbursements, the individual companies may make payments for any or all of the related companies. The amounts due to or from the related companies are reimbursed or collected and are not significant in amount.

Although there is a potential conflict on time allocation of personnel due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement allows the companies to share costs yet attract and retain superior executives and staff. The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements. Amounts reimbursed to the Company include both compensation for personnel and “overhead” (office rent, utilities, benefits, office supplies, etc.) utilized by the companies.  AFM receives its direction for staffing and compensation from the Advisors.  Since the employees of AFM may also perform services for the Advisors, individuals, including executive officers, have received and may receive consideration directly from the Advisors. The allocation of costs is made by the management of the REITs and is reviewed at least annually by the Compensation Committees of the REITs. In making the allocation, management and the Compensation Committee consider all relevant facts related to the company’s level of business activity and the extent to which the company requires the services of particular personnel. The costs allocated are actual costs and do not include any profit/markup for the Company.  Such payments are not based on formal record keeping regarding the time these personnel devote to the company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to each company.

In addition to the Advisors discussed above, Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. Members of the Company’s Board of Directors are also on the boards of Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

The Company has incurred legal fees associated with the Legal Proceedings discussed herein.  The Company also incurs other professional fees such as accounting, auditing and reporting.  These fees are included in general and administrative expense in the Company’s consolidated statements of operations.  To be cost effective, these services received by the Company are shared as applicable across the other Apple REIT Companies (Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc., and Apple REIT Ten, Inc.).  The professionals cannot always specifically identify their fees for one company therefore management allocates these costs across the companies that benefit from the services. As a result of the

Index

Merger, the Company entered into a formal agreement with the other Apple REIT Companies for its share of costs associated with the Legal Proceedings and the SEC investigation where the Company will pay 20% of the total costs related to the Legal Proceedings and 25% of the total costs related to the SEC investigation.

In connection with the Merger Agreement, on November 29, 2012, the Company entered into an assignment and transfer agreement with A9A for the transfer of the Company’s interest in AFM. The assignment and transfer is expected to occur immediately after the closing of the Merger. As part of the assignment, AFM, A9A and the other Advisors agreed to indemnify BRE Select Hotels and related parties for any liabilities related to AFM. If a closing occurs, no additional costs of AFM will be allocated to the Company.

Also on November 29, 2012, in connection with the Merger Agreement, Apple REIT Nine, Inc. entered into a transfer agreement with the Company for the potential acquisition of the Apple REIT Companies’ and Advisors’ headquarters in Richmond, Virginia (“Headquarters”), currently owned by the Company, and the assignment of the Fort Worth, Texas office lease agreement from the Company for approximately $4.5 million which is expected to close immediately prior to the closing of the Merger. Also, as part of the purchase, Apple REIT Nine, Inc. agreed to release the Company and related parties from any liabilities related to the Headquarters or office lease. If a closing occurs, no additional costs associated with the Headquarters and office lease will be allocated to the Company.

Included in other assets, net on the Company’s consolidated balance sheet, is a 26% equity investment in Apple Air Holding, LLC (“Apple Air”). The other members of Apple Air are Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Through its equity investment, the Company has access to Apple Air’s aircraft for asset management and renovation purposes. The Company’s equity investment was approximately $1.5 million and $1.7 million at December 31, 2012 and 2011. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the years ended December 31, 2012, 2011, and 2010, the Company recorded a loss of approximately $0.2 million, $0.2 million and $0.9 million, respectively, as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft and the reduction in basis of the aircraft in 2010 due to the planned trade in for one new airplane in 2011, and is included in general and administrative expense in the Company’s consolidated statements of operations. Apple Air owned two aircraft during 2010, but reduced its ownership to one aircraft during the first quarter of 2011.

On December 5, 2012, in connection with the Merger Agreement, Apple REIT Ten, Inc. entered into a membership interest purchase agreement with the Company for the potential transfer of the Company’s 26% membership interest in Apple Air for approximately $1.45 million that is expected to close immediately prior to the closing of the Merger.  Also as part of the purchase, Apple REIT Ten, Inc. agreed to indemnify BRE Select Hotels and related parties for any liabilities related to the membership interest.

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

Index

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

Expense related to the issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B convertible preferred shares can be reasonably estimated and the event triggering the conversion of the Series B convertible preferred shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B convertible preferred shares can be converted and the amounts paid for the Series B convertible preferred shares. Under the Merger Agreement, if the transaction is completed, the Series B convertible preferred shares will receive total consideration of approximately $64.4 million at the Merger’s stated value of $11.10 per Unit.

Liquidity and Capital Resources

Contractual Commitments

The following is a summary of the Company’s significant contractual obligations as of December 31, 2012:

		Amount of Commitments Expiring per Period
(000’s)	Total	Less than 1 Year	2-3 Years	4-5 Years	Over 5 Years
Debt (including interest of $9.3 million)	$67,734	$37,269	$8,380	$2,499	$19,586
Ground Leases	5,566	261	529	509	4,267
Total Commercial Commitments	$73,300	$37,530	$8,909	$3,008	$23,853

Capital Resources

The Company has a $60 million unsecured credit facility with a commercial bank that is utilized for working capital, hotel renovations, and other general corporate funding purposes, including the payment of redemptions and distributions. The outstanding principle is required to be paid by the maturity date of September 8, 2013 and may be prepaid without penalty.  Interest payments are due monthly and the applicable interest rate is equal to the applicable LIBOR (the London Interbank Offered Rate) plus 3.5%.  The credit facility also has an unused fee of 0.35% if the average outstanding quarterly balance is greater than $30 million and 0.5% if the average outstanding quarterly balance is less than $30 million. With the availability of this credit facility, the Company maintains little cash on hand, accessing the facility as necessary. As a result, cash on hand was $0 at December 31, 2012. The outstanding balance on the credit facility as of December 31, 2012 was $34.5 million and its interest rate was 3.75%. The credit facility has two primary financial covenants, which are: a) at the end of each calendar quarter, the shareholder payout ratio, as defined in the

Index

loan documents, cannot exceed 105% through December 31, 2012 and 100% thereafter, and b) the Company must maintain a minimum net worth, as defined in the loan documents, greater than $500 million at all times. The Company was in compliance with each of these covenants at December 31, 2012.

During the third quarter of 2012, the Company entered into a mortgage loan agreement with a commercial lender, secured by the Company’s Fort Worth, Texas Residence Inn property, for $18.3 million. Scheduled payments of interest and principal are due monthly.  The mortgage loan has a fixed annual interest rate of 4.73% and a stated maturity of October 2022 and will amortize based on a 25 year term with a balloon payment due at maturity.  At closing, the Company used proceeds from the loan to reduce the outstanding balance on its credit facility and pay transaction costs.   Loan origination costs of approximately $0.2 million are being amortized as interest expense through the October 2022 maturity date.

Capital Uses

In June 2012, the Company retired the loan secured by its Hampton Inn & Suites hotel in Glendale, Colorado which had an outstanding balance of $4.8 million when retired. In October 2012, the Company retired three loans secured by its Huntsville, Alabama Fairfield Inn, Savannah, Georgia SpringHill Suites, and Montgomery, Alabama SpringHill Suites hotels. The loans had an outstanding balance of $8.3 million when retired.

Operating cash flow from the properties owned and the $60 million credit facility are the Company’s principal sources of liquidity. The Company anticipates that cash flow from operations and the credit facility will be adequate to meet its anticipated liquidity requirements, including debt service, capital improvements, required distributions to shareholders, and planned Unit redemptions if the Merger does not occur. If cash flow from operations and the credit facility are not adequate to meet liquidity requirements, the Company will attempt, if necessary, to utilize additional financing to achieve this objective. Although the Company has relatively low levels of debt, there can be no assurances it will be successful with this strategy. If the Company were unable to refinance its maturing debt in future periods or if it were to default on its debt, it may be unable to make distributions or redemptions.

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. In accordance with the Merger Agreement, the Company suspended distributions to shareholders. In the event the Merger does not occur, the Company plans to reinstate its monthly distributions to shareholders. Under the Merger Agreement, the Company is generally prohibited from making distributions to shareholders. However, if necessary, the Company is permitted to make the minimum distribution payments to maintain its REIT status.  Distributions in 2012 totaled $66.1 million and were paid monthly at a rate of $0.066 per common share through November 2012.  For the year ended December 31, 2012, the Company’s cash generated from operations was $81.2 million. If the Merger does not occur, it is the Company’s intention to maintain a relatively stable distribution rate with varying economic cycles. The Company’s objective in setting a distribution rate is to project a rate that will provide consistency over the life of the Company, taking into account acquisitions and capital improvements, ramp up of new properties and varying economic cycles. The Board of Directors monitors the Company’s distribution rate relative to the performance of the hotels on an ongoing basis and may make adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company. In June 2011, the Board of Directors increased the Company’s annual distribution rate from $0.77 to $0.79 per common share. The new distribution rate was effective with the July 2011 distribution.

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements and under certain loan agreements, to make available, for the repair, replacement, and refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. The Company invested approximately $12.3 million in capital expenditures in 2012. The Company anticipates total capital expenditures of approximately $16 to $18 million in 2013 in connection with renovations and brand initiatives. If the Merger is not completed, the Company anticipates an additional $5 to $7 million of capital expenditures in 2013. The Company currently does not have any existing or planned projects for new development.

In July 2005, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually

Index

paid for the Unit; or (2) $11.00 per Unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. The Unit Redemption Program was suspended upon the execution of the Merger Agreement. As a result, the last purchase under the Unit Redemption Program was October 2012. In the event the Merger does not occur, the Company plans to reinstate the Unit Redemption Program.

Since inception of the program through December 31, 2012, the Company has redeemed approximately 18.3 million Units representing $200.5 million, including 1.6 million Units in the amount of $18.0 million, 2.8 million in the amount of $30.2 million, and 2.8 million in the amount of $30.4 million redeemed during 2012, 2011, and 2010, respectively. As contemplated in the program, beginning with the July 2011 redemption, the scheduled redemption date for the third quarter of 2011, the Company redeemed Units on a pro-rata basis. Prior to July 2011, the Company redeemed 100% of redemption requests. The following is a summary of the Unit redemptions during 2011 and 2012:

Redemption Date	Requested Unit Redemptions	Units Redeemed	Redemption Requests not Redeemed
January 2011	606,064	606,064	0
April 2011	683,427	683,427	0
July 2011	4,412,066	737,284	3,674,782
October 2011	9,878,351	726,613	9,151,738
January 2012	11,591,274	459,736	11,131,538
April 2012	11,168,887	455,124	10,713,763
July 2012	12,547,425	361,351	12,186,074
October 2012	12,740,003	363,465	12,376,538

As noted in the table above, beginning with the July 2011 redemption, the total redemption requests exceeded the authorized amount of redemptions and, as a result, the Board of Directors has and will continue to limit the amount of redemptions as it deems prudent, in the event the Merger does not occur.

In February 2006, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 20.0 million Units for potential issuance under the plan. Since inception of the program through December 31, 2012, approximately 18.4 million Units, representing $202.1 million in proceeds to the Company, have been issued under the plan. During the years ended December 31, 2012, 2011 and 2010 approximately 1.7 million Units, representing $18.5 million in proceeds to the Company, 2.5 million Units, representing $27.1 million in proceeds to the Company and 2.8 million Units, representing $30.5 million in proceeds to the Company were issued under the plan. The Company’s Dividend Reinvestment Plan was suspended upon the execution of the Merger Agreement. As a result, the last offering under the Dividend Reinvestment Plan occurred in November 2012. In the event the Merger does not occur, the Company plans to reinstate the Dividend Reinvestment Plan.

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

Impairment Losses Policy

The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties over their estimated remaining useful life, based on historical and industry data, is less than the properties’ carrying amount. Indicators of impairment include a property with current or potential losses from operations, when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable. The Company monitors its properties on an ongoing basis by analytically reviewing financial performance and considers each property individually for purposes of reviewing for indicators of impairment. As many indicators of impairment are subjective, such as general economic and market declines, the Company also prepares an annual recoverability analysis for each of its properties to assist with its evaluation of impairment indicators.  The analysis compares each property’s net book value to each property’s estimated operating income using current operating results for each stabilized property and projected stabilized operating results based on the property’s market for properties that recently opened, were recently renovated or experienced other short-term business disruption.  Since the Company’s planned initial hold period for each property is 39 years the Company’s ongoing analysis and annual recoverability analysis have not identified any impairment losses and no impairment losses have been recorded to date other than the impairment on properties held for sale discussed below.  If events or circumstances change such as the Company’s intended hold period for a property or if the operating performance of a property declines substantially for an extended period of time, the Company’s carrying value for a particular property may not be recoverable and an impairment loss will be recorded.  Impairment losses are measured as the difference between the asset’s fair value and its carrying value.  In connection with the decision to sell its two hotels in Tempe, Arizona, the Company recorded an impairment charge of approximately $3.6 million in 2010 which represented the difference between the net book value and the fair value less cost to sell. No additional gain or loss was incurred by the Company upon the completion of the sale of the two properties in June 2011.

Index

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of December 31, 2012, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash or borrows on its credit facility. Based on the balance of the Company’s credit facility at December 31, 2012 of $34.5 million, every 100 basis points change in interest rates could impact the Company’s annual net income by $345,000, all other factors remaining the same. The Company’s cash balance at December 31, 2012 was $0.

In addition to its $34.5 million outstanding balance under its credit facility at December 31, 2012 (the credit facility’s interest rate at December 31, 2012 was 3.75%), which is included in the table below as due in 2013, the Company has fixed interest rate notes payable to lenders under permanent financing arrangements. The following table summarizes the annual maturities and average interest rates of the Company’s notes payable outstanding at December 31, 2012.

(000's)	2013	2014	2015	2016	2017	Thereafter	Total	Fair Market Value
Maturities	$35,034	$5,930	$421	$440	$464	$16,128	$58,417	$59,553
Average interest rates	4.4%	5.0%	4.7%	4.7%	4.7%	4.7%

Index

Item 8.          Financial Statements and Supplementary Data

Report of Management
on Internal Control Over Financial Reporting

February 26, 2013
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

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2012, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Index

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of
Apple REIT Six, Inc.

We have audited Apple REIT Six, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Apple REIT Six, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Apple REIT Six, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2012 consolidated financial statements of Apple REIT Six, Inc. and our report dated February 26, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Richmond, Virginia
February 26, 2013

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Apple REIT Six, Inc.

We have audited the accompanying consolidated balance sheets of Apple REIT Six, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apple REIT Six, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Apple REIT Six, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Richmond, Virginia
February 26, 2013

Index

APPLE REIT SIX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of December 31,
	2012	2011
ASSETS
Investment in real estate, net of accumulated depreciation of $216,910 and $185,860, respectively	$729,108	$746,354
Cash and cash equivalents	0	32
Restricted cash-furniture, fixtures and other escrows	1,459	3,570
Due from third party manager, net	7,546	6,598
Other assets, net	2,257	2,811
TOTAL ASSETS	$740,370	$759,365

LIABILITIES
Credit facility	$34,470	$43,690
Mortgage debt	23,947	19,377
Accounts payable and accrued expenses	7,306	5,670
TOTAL LIABILITIES	65,723	68,737

SHAREHOLDERS' EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	0	0
Series A preferred stock, no par value, authorized 200,000,000 shares; issued and outstanding 91,226,580 and 91,181,198 shares, respectively	0	0
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 91,226,580 and 91,181,198 shares, respectively	899,958	899,345
Distributions greater than net income	(225,335)	(208,741)
TOTAL SHAREHOLDERS' EQUITY	674,647	690,628

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$740,370	$759,365

See notes to consolidated financial statements.

Index

APPLE REIT SIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010

Revenues:
Room revenue	$235,630	$220,227	$206,624
Other revenue	16,837	16,553	14,634
Reimbursed expenses	7,965	7,241	6,055
Total revenue	260,432	244,021	227,313

Expenses:
Operating expense	63,743	61,257	58,443
Hotel administrative expense	19,875	19,241	18,405
Sales and marketing	20,345	18,967	17,381
Utilities	9,522	9,801	9,602
Repair and maintenance	11,246	10,827	10,801
Franchise fees	10,614	9,936	9,286
Management fees	8,681	7,957	6,978
Taxes, insurance and other	13,103	12,133	12,143
General and administrative	7,620	5,589	6,072
Merger transaction costs	4,037	562	0
Reimbursed expenses	7,965	7,241	6,055
Depreciation expense	31,054	32,432	30,806
Total expenses	207,805	195,943	185,972

Operating income	52,627	48,078	41,341

Interest expense, net	(3,084)	(3,617)	(3,800)

Income from continuing operations	49,543	44,461	37,541

Income (loss) from discontinued operations	0	700	(3,157)

Net income	$49,543	$45,161	$34,384

Basic and diluted net income (loss) per common share
From continuing operations	$0.54	$0.48	$0.41
From discontinued operations	0	0.01	(0.03)
Total basic and diluted net income per common share	$0.54	$0.49	$0.38

Weighted average common shares outstanding - basic and diluted	91,142	91,254	91,323

See notes to consolidated financial statements.

Index

APPLE REIT SIX, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share data)

			Series B Convertible		Distributions
	Common Stock		Preferred Stock		Greater	Total
	Number of		Number of		than	Shareholders'
	Shares	Amount	Shares	Amount	Net income	Equity
Balance at December 31, 2009	91,472	$902,202	240	$24	$(144,738)	$757,488

Net proceeds from the sale of common shares	2,770	30,467	0	0	0	30,467
Common shares redeemed	(2,768)	(30,382)	0	0	0	(30,382)
Stock options granted	0	115	0	0	0	115
Net income	0	0	0	0	34,384	34,384
Cash distributions declared and paid to shareholders ($.79 per share)	0	0	0	0	(72,301)	(72,301)

Balance at December 31, 2010	91,474	902,402	240	24	(182,655)	719,771

Net proceeds from the sale of common shares	2,461	27,069	0	0	0	27,069
Common shares redeemed	(2,754)	(30,237)	0	0	0	(30,237)
Stock options granted	0	111	0	0	0	111
Net income	0	0	0	0	45,161	45,161
Cash distributions declared and paid to shareholders ($.78 per share)	0	0	0	0	(71,247)	(71,247)

Balance at December 31, 2011	91,181	899,345	240	24	(208,741)	690,628

Net proceeds from the sale of common shares	1,686	18,536	0	0	0	18,536
Common shares redeemed	(1,640)	(18,014)	0	0	0	(18,014)
Stock options granted	0	91	0	0	0	91
Net income	0	0	0	0	49,543	49,543
Cash distributions declared and paid to shareholders ($.73 per share)	0	0	0	0	(66,137)	(66,137)

Balance at December 31, 2012	91,227	$899,958	240	$24	$(225,335)	$674,647

See notes to consolidated financial statements.

Index

APPLE REIT SIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2012	2011	2010

Cash flow from operating activities:
Net income	$49,543	$45,161	$34,384
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, including discontinued operations	31,054	32,432	31,199
Loss on hotels held for sale	0	0	3,567
Amortization of deferred financing costs, fair value adjustments and other non-cash expenses, net	685	513	1,119
Changes in operating assets and liabilities:
Decrease (increase) in due from third party managers, net	(948)	(663)	396
Decrease (increase) in other assets, net	262	(188)	(90)
Increase in accounts payable and accrued expenses	580	883	381
Net cash provided by operating activities	81,176	78,138	70,956

Cash flow from investing activities:
Capital improvements	(12,338)	(14,148)	(8,163)
Proceeds for sale of assets, net	0	10,755	0
Net decrease in cash restricted for property improvements	2,281	773	127
Other investing activities, net	(795)	(101)	(469)
Net cash used in investing activities	(10,852)	(2,721)	(8,505)

Cash flow from financing activities:
Net proceeds from issuance of Units	18,536	27,069	30,467
Redemptions of Units	(18,014)	(30,237)	(30,382)
Distributions paid to common shareholders	(66,137)	(71,247)	(72,301)
Net proceeds from (payments on) credit facility	(9,220)	4,139	13,612
Proceeds from mortgage debt	18,300	0	0
Payments of mortgage debt	(13,658)	(4,692)	(3,704)
Payment of financing costs related to borrowings	(163)	(417)	(143)
Net cash used in financing activities	(70,356)	(75,385)	(62,451)

Net change in cash and cash equivalents	(32)	32	0

Cash and cash equivalents, beginning of period	32	0	0

Cash and cash equivalents, end of period	$0	$32	$0

Supplemental information:
Interest paid	$3,099	$3,720	$3,795

See notes to consolidated financial statements.

Index

Notes to Consolidated Financial Statements

Note 1

Organization and Summary of Significant Accounting Policies

Organization

Apple REIT Six, Inc., together with its wholly owned subsidiaries (the “Company”), is a Virginia corporation formed to invest in income-producing real estate in the United States. Initial capitalization occurred on January 20, 2004 and operations began on May 28, 2004 when the Company acquired its first hotel. The Company concluded its best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) in March 2006.  The Company’s fiscal year end is December 31.  The Company has no foreign operations or assets and its operating structure includes only one segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. As of December 31, 2012, the Company owned 66 hotels located in 18 states with an aggregate of 7,658 rooms.

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

Investment in Hotels and Related Depreciation

Real estate is stated at cost, net of depreciation. Repair and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements are capitalized. Depreciation is computed using the straight-line method over average estimated useful lives of the assets, which are 39 years for buildings, 17 years for franchise fees, ten years for major improvements and three to seven years for furniture and equipment.

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

The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties over their estimated remaining useful life, based on historical and industry data, is less than the properties’ carrying amount. Indicators of impairment include a property with current or potential losses from operations, when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable. The Company monitors its properties on an ongoing basis by analytically reviewing financial performance and considers each property individually for purposes of reviewing for indicators of impairment. As many indicators of impairment are subjective, such as general economic and market declines, the Company also prepares an annual recoverability analysis for each of its properties to assist with its evaluation of impairment

Index

indicators.  The analysis compares each property’s net book value to each property’s estimated operating income using current operating results for each stabilized property and projected stabilized operating results based on the property’s market for properties that recently opened, were recently renovated or experienced other short-term business disruption.  Since the Company’s planned initial hold period for each property is 39 years the Company’s ongoing analysis and annual recoverability analysis have not identified any impairment losses and no impairment losses have been recorded to date other than the impairment on properties held for sale discussed below.  If events or circumstances change such as the Company’s intended hold period for a property or if the operating performance of a property declines substantially for an extended period of time, the Company’s carrying value for a particular property may not be recoverable and an impairment loss will be recorded.  Impairment losses are measured as the difference between the asset’s fair value and its carrying value.  In connection with the decision to sell its two hotels in Tempe, Arizona, the Company recorded an impairment charge of approximately $3.6 million in 2010 which represented the difference between the net book value and the fair value less cost to sell.  No additional gain or loss was incurred by the Company upon the completion of the sale of the two properties in June 2011.

Revenue Recognition

Revenue is recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services.

Comprehensive Income

The Company recorded no comprehensive income other than net income for the periods reported.

Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per common share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. There were no potential common shares with a dilutive effect for the years ended December 31, 2012, 2011 and 2010. As a result, basic and dilutive outstanding shares were the same. Series B convertible preferred shares are not included in earnings per common share calculations until such time that such shares are eligible to be converted to common shares.

Federal Income Taxes

The Company is operated as, and has elected to be taxed as, a REIT under Sections 856 to 860 of the Internal Revenue Code. Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the estimated useful lives used to compute depreciation. The characterization of 2012 distributions of $0.73 per common share for tax purposes was 93% ordinary income and 7% return of capital, 2011 distributions of $0.78 per common share for tax purposes was 80% ordinary income and 20% return of capital, and 2010 distributions of $0.79 per common share for tax purposes was 75% ordinary income and 25% return of capital.

The Lessee, as a taxable REIT subsidiary of the Company, is subject to federal and state income taxes. The taxable REIT subsidiary incurred a loss for the years ended December 31, 2012, 2011 and 2010 and therefore did not have any federal tax expense.  No operating loss benefit has been recorded in the consolidated balance sheet since realization is uncertain due to the history of operating losses. Total net operating loss carry forward for federal income tax purposes was approximately $63.9 million as of December, 31, 2012. The net operating losses expire beginning in 2024. There are no material differences between the book and tax cost basis of the Company’s assets.

As of December 31, 2012, the tax years that remain subject to examination by major tax jurisdictions generally include 2009 to 2012.

Sales and Marketing Costs

Sales and marketing costs are expensed when incurred. These costs represent the expense for franchise advertising and reservation systems under the terms of the hotel management and franchise agreements and general and administrative expenses that are directly attributable to advertising and promotion.

Index

 Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2

Merger

On November 29, 2012, the Company entered into a definitive merger agreement (the “Merger Agreement”) to be acquired by BRE Select Hotels Corp (“BRE Select Hotels”), a newly formed affiliate of Blackstone Real Estate Partners VII L.P. (the “Merger”).  Under the Merger Agreement, each issued and outstanding Unit and each share of Series B convertible preferred stock of the Company (on an as converted basis), other than any dissenting shares, will be converted into the right to receive consideration with a stated value of $11.10 per Unit consisting of (i) $9.20 in cash, without interest, and (ii) one share of 7% Series A Cumulative Redeemable Preferred Stock of BRE Select Hotels having an initial liquidation preference of $1.90 per share (the “New Preferred Shares”). The stated value of the transaction based on the outstanding Units and as converted Series B convertible preferred stock at December 31, 2012 is approximately $1.1 billion, including approximately $64.4 million related to the Series B convertible preferred stock which would be recorded as expense at the time of the Merger. The New Preferred Shares will include an option for the holder of any New Preferred Shares to redeem all or a portion of such holder’s New Preferred Shares at the liquidation preference, plus any accumulated and unpaid dividends, after 7-1/2 years following the issuance of the New Preferred Shares in connection with the Merger and an initial dividend rate of 7% per share. The New Preferred Shares will also be redeemable by BRE Select Hotels Corp at any time at the liquidation preference, plus any accumulated and unpaid dividends, and will have limited voting rights. The dividend rate on the New Preferred Shares will increase to 11% per share if the New Preferred Shares are not redeemed within five years following the issuance of the New Preferred Shares in connection with the Merger. The initial liquidation preference of $1.90 per share will be subject to downward adjustment should net costs and payments relating to certain legacy litigation and regulatory matters exceed $3.5 million.

The Company’s dividend reinvestment and share redemption programs were suspended upon the execution of the Merger Agreement.  Also, in accordance with the Merger Agreement, the Company suspended dividend payments.  A shareholder meeting is planned for the second quarter of 2013 to vote on the transaction.  The Merger Agreement contains various closing conditions, including shareholder approval. As a result, there can be no assurance that the Merger will close. As the Merger Agreement is subject to shareholder approval and other customary closing conditions, there can be no assurance that the Merger Agreement will not be terminated or that a Merger will occur.  If the closing conditions are satisfied, it is anticipated that the Merger could close during the second quarter of 2013.  Under the Merger Agreement, the Company may terminate the Merger Agreement in certain circumstances. However the Company may be required to pay a fee of $20 million to an affiliate of BRE Select Hotels, plus certain expenses not to exceed $5 million.  In certain other circumstances, the Merger Agreement provides for an affiliate of BRE Select Hotels to pay the Company a fee of $35 million upon termination of the Merger Agreement, plus certain expenses not to exceed $5 million.  All costs related to the proposed Merger transaction are being expensed in the period they are incurred and are included in Merger transaction costs in the Company’s consolidated statements of operations.  In connection with these activities, the Company incurred $3.2 million in expenses for the year ended December 31, 2012.

Index

Note 3

Investment in Real Estate

The Company’s investment in real estate consisted of the following (in thousands):

	December 31, 2012	December 31, 2011

Land	$107,736	$107,139
Building and Improvements	752,736	746,486
Furniture, Fixtures and Equipment	82,503	75,546
Franchise Fees	3,043	3,043
	946,018	932,214
Less Accumulated Depreciation	(216,910)	(185,860)
Investment in Real Estate, net	$729,108	$746,354

As of December 31, 2012, the Company owned 66 hotels located in 18 states with an aggregate of 7,658 rooms consisting of the following:

Brand	Total by Brand	Number of Rooms
Hilton Garden Inn	14	1,793
Residence Inn	10	1,247
Courtyard	10	993
SpringHill Suites	7	738
Homewood Suites	6	713
TownePlace Suites	5	647
Fairfield Inn	5	351
Hampton Inn	4	454
Hampton Inn & Suites	3	303
Marriott	2	419
Total	66	7,658

Note 4

Credit Facility and Mortgage Debt

The Company has a $60 million unsecured credit facility with a commercial bank, that is utilized for working capital, hotel renovations, and other general corporate funding purposes, including the payment of redemptions and distributions.  The outstanding principal is required to be paid by the maturity date of September 8, 2013 and may be prepaid without penalty.  Interest payments are due monthly and the interest rate is equal to the applicable LIBOR (the London Interbank Offered Rate) plus 3.5%.  The credit facility also has an unused fee of 0.35% if the average outstanding quarterly balance is greater than $30 million and 0.5% if the average outstanding quarterly balance is less than $30 million. The outstanding balance on the credit facility as of December 31, 2012 and 2011 was $34.5 million and $43.7 million and its interest rate was 3.75 and 3.82%, respectively. The credit facility has two primary financial covenants, which are: a) at the end of each calendar quarter, the shareholder payout ratio, as defined in the loan documents, cannot exceed 105% through December 31, 2012 and 100% thereafter, and b) the Company must maintain a minimum net worth, as defined in the loan documents, greater than $500 million at all times. The Company was in compliance with each of these covenants at December 31, 2012.

In conjunction with the acquisition of 14 of its properties, the Company assumed $54.1 million in debt, secured by the applicable hotel, of which the Company paid and extinguished seven of the loans in 2008, one in 2010, one in 2011 and four in 2012.  In addition, during 2012 the Company entered into a loan agreement

Index

with a commercial lender secured by the Company’s Fort Worth, Texas Residence Inn property. The following table summarizes the hotel property securing each loan, the interest rate, loan assumption or origination date, maturity date, the principal amount assumed or originated, and the outstanding balance as of December 31, 2012 and 2011. All dollar amounts are in thousands.

Location	Brand	Interest Rate	Acquisition or Loan Origination Date	Maturity Date	Principal Assumed or Originated	Outstanding balance as of December 31, 2012	Outstanding balance as of December 31, 2011
Glendale, CO	Hampton Inn & Suites	6.93%	10/12/2004	(1)	$6,603	$0	$4,930
Huntsville, AL	Faifield Inn	6.80%	9/30/2005	(2)	3,028	0	2,605
Savannah, GA	SpringHill Suites	6.80%	9/30/2005	(2)	3,066	0	2,637
Montgomery, AL	SpringHill Suites	6.80%	9/30/2005	(2)	3,785	0	3,256
Hillsboro, OR	Courtyard	6.40%	3/9/2006	12/11/2014	6,663	5,709	5,877
Fort Worth, TX	Residence Inn	4.73%	9/14/2012	10/6/2022	18,300	18,238	0
Total					$41,445	$23,947	$19,305

(1) Note was extinguished in June 2012 and was paid using proceeds from the Company's credit facility.
(2) Note was extinguished in October 2012 and was paid using proceeds from the Company's credit facility.

The aggregate amounts of principal payable under the Company’s debt obligations, for the five years subsequent to December 31, 2012 are as follows (in thousands):

Total
2013	$35,034
2014	5,930
2015	421
2016	440
2017	464
Thereafter	16,128
Total	$58,417

The Company’s interest expense in 2012, 2011 and 2010 is net of interest capitalized in conjunction with hotel renovations totaling $0.1 million, $0.2 million and $0.1 million.

Note 5

 Fair Value of Financial Instruments

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of the debt obligation with similar credit terms and credit characteristics which are Level 3 inputs. Market rates take into consideration general market conditions and maturity. As of December 31, 2012, the carrying value and estimated fair value of the Company’s debt was $58.4 million and $59.6 million. As of December 31, 2011, the carrying value and estimated fair value of the Company’s debt was $63.1 million and $64.0 million. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

Note 6

Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties.  These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.  The Company’s

Index

independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to these contracts, as well as any new significant related party transactions.  There were no changes to the contracts discussed in this section and no new significant related party transactions during 2012 (other than the agreements executed as a result of the Merger as discussed below). The Board of Directors is not required to approve each individual transaction that falls under the related party relationships.  However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The Company has a contract with Apple Six Realty Group (“A6RG”) to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. A6RG is wholly owned by the Company’s Chairman and Chief Executive Officer, Glade M. Knight. In accordance with the contract, A6RG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions plus certain reimbursable costs. As of December 31, 2012, payments to A6RG for services under the terms of this contract have totaled $16.9 million since inception. During 2012, the Company paid approximately $16,000 in fees to A6RG for the purchase of the land located at the Residence Inn hotel in Columbus, Georgia, which had previously been leased from a third party. No fees were incurred during 2011 and 2010 under the contract.

The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“A6A”), pursuant to which A6A provides management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $2.5 million, $1.5 million and $1.5 million for each of the three years ended December 31, 2012, 2011 and 2010. The increase in 2012 is due to the Company reaching the top tier of the fee range under the advisory agreement due to improved operating results.

Through its wholly-owned subsidiary, Apple Fund Management, LLC (“AFM”), the Company provides support services to A6RG, Apple Suites Realty Group, Inc. (“ASRG”), A6A, Apple Seven Advisors, Inc. (“A7A”), Apple REIT Seven, Inc., Apple Eight Advisors, Inc. (“A8A”), Apple REIT Eight, Inc., Apple Nine Advisors, Inc. (“A9A”), Apple REIT Nine, Inc., Apple Ten Advisors, Inc. (“A10A”) and Apple REIT Ten, Inc. A7A provides day-to-day advisory and administrative functions for Apple REIT Seven, Inc. A8A provides day-to-day advisory and administrative functions for Apple REIT Eight, Inc. A9A provides day-to-day advisory and administrative functions for Apple REIT Nine, Inc. A10A provides day-to-day advisory and administrative functions for Apple REIT Ten, Inc. ASRG provides real estate brokerage services to Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. Each of these companies has agreed to reimburse the Company for its costs in providing these services. A6RG, ASRG, A6A, A7A, A8A, A9A and A10A (collectively the “Advisors”) are 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. For the years ended December 31, 2012, 2011 and 2010, the Company received reimbursement of its costs totaling approximately $8.0 million, $7.2 million and $6.1 million from the participating entities. The Company’s net allocated cost for these support services was approximately $1.8 million, $1.5 million and $1.7 million for the years ended December 31, 2012, 2011 and 2010.  As part of this arrangement, the day to day transactions may result in amounts due to or from the noted related parties. To effectively manage cash disbursements, the individual companies may make payments for any or all of the related companies. The amounts due to or from the related companies are reimbursed or collected and are not significant in amount.

Although there is a potential conflict on time allocation of personnel due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement allows the companies to share costs yet attract and retain superior executives and staff. The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements. Amounts reimbursed to the Company include both compensation for personnel and “overhead” (office rent, utilities, benefits, office supplies, etc.) utilized by the companies.  AFM receives its direction for staffing and compensation from the Advisors.  Since the employees of AFM may also perform services for the Advisors, individuals, including executive officers, have received and may receive consideration directly from the Advisors. The allocation of costs is made by the management of the REITs and is reviewed at least annually by the Compensation Committees of the REITs. In making the allocation, management and the Compensation Committee consider all relevant facts related to the company’s level of business activity and the extent to which the company

Index

requires the services of particular personnel. The costs allocated are actual costs and do not include any profit/markup for the Company.  Such payments are not based on formal record keeping regarding the time these personnel devote to the company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to each company.

In addition to the Advisors discussed above, Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. Members of the Company’s Board of Directors are also on the boards of Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

The Company has incurred legal fees associated with the Legal Proceedings discussed herein.  The Company also incurs other professional fees such as accounting, auditing and reporting.  These fees are included in general and administrative expense in the Company’s consolidated statements of operations.  To be cost effective, these services received by the Company are shared as applicable across the other Apple REIT Companies (Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc., and Apple REIT Ten, Inc.).  The professionals cannot always specifically identify their fees for one company therefore management allocates these costs across the companies that benefit from the services. As a result of the Merger, the Company entered into a formal agreement with the other Apple REIT Companies for its share of costs associated with the Legal Proceedings and the SEC investigation where the Company will pay 20% of the total costs related to the Legal Proceedings and 25% of the total costs related to the SEC investigation.  Total costs for these legal matters (discussed further in Note 13) for all of the Apple REIT Companies was approximately $7.3 million in 2012, of which $1.6 million was allocated to the Company.

In connection with the Merger Agreement, on November 29, 2012, the Company entered into an assignment and transfer agreement with A9A for the transfer of the Company’s interest in AFM. The assignment and transfer is expected to occur immediately after the closing of the Merger. As part of the assignment, AFM, A9A and the other Advisors agreed to indemnify BRE Select Hotels and related parties for any liabilities related to AFM. If a closing occurs, no additional costs of AFM will be allocated to the Company.

Also on November 29, 2012, in connection with the Merger Agreement, Apple REIT Nine, Inc. entered into a transfer agreement with the Company for the potential acquisition of the Apple REIT Companies’ and Advisors’ headquarters in Richmond, Virginia (“Headquarters”), currently owned by the Company, and the assignment of the Fort Worth, Texas office lease agreement from the Company for approximately $4.5 million which is expected to close immediately prior to the closing of the Merger. Also, as part of the purchase, Apple REIT Nine, Inc. agreed to release the Company and related parties from any liabilities related to the Headquarters or office lease. If a closing occurs, no additional costs associated with the Headquarters and office lease will be allocated to the Company.

Included in other assets, net on the Company’s consolidated balance sheet, is a 26% equity investment in Apple Air Holding, LLC (“Apple Air”). The other members of Apple Air are Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Through its equity investment, the Company has access to Apple Air’s aircraft for asset management and renovation purposes. The Company’s equity investment was approximately $1.5 million and $1.7 million at December 31, 2012 and 2011. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the years ended December 31, 2012, 2011, and 2010, the Company recorded a loss of approximately $0.2 million, $0.2 million and $0.9 million, respectively, as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft and the reduction in basis of the aircraft in 2010 due to the planned trade in for one new airplane in 2011, and is included in general and administrative expense in the Company’s consolidated statements of operations. Apple Air owned two aircraft during 2010, but reduced its ownership to one aircraft during the first quarter of 2011.

On December 5, 2012, in connection with the Merger Agreement, Apple REIT Ten, Inc. entered into a membership interest purchase agreement with the Company for the transfer of the Company’s 26% membership interest in Apple Air for approximately $1.45 million that is expected to close immediately prior to the closing of the Merger. Also as part of the purchase, Apple REIT Ten, Inc. agreed to indemnify BRE Select Hotels and related parties for any liabilities related to the membership interest.

Index

Note 7

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

Series A Preferred Shares

The Series A preferred shares have no voting rights and no conversion rights. In addition, the Series A preferred shares are not separately tradable from the common shares to which they relate. The Series A preferred shares do not have any distribution rights except a priority distribution upon the sale of the Company’s assets. The priority distribution (“Priority Distribution”) is equal to $11.00 per Series A preferred share, and will be paid before any distribution will be made to the holders of any other shares. Upon the Priority Distribution the Series A preferred shares will have no other distribution rights.

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

Index

additional gross proceeds rounded down to the nearest $50 million.

No additional consideration is due upon the conversion of the Series B convertible preferred shares. The conversion into common shares of the Series B convertible preferred shares will result in dilution of the shareholders’ interests and the termination of the Series A preferred shares.

Expense related to the issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B convertible preferred shares can be reasonably estimated and the event triggering the conversion of the Series B convertible preferred shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B convertible preferred shares can be converted and the amounts paid for the Series B convertible preferred shares. Under the Merger Agreement, if the transaction is completed, the Series B convertible preferred shares will receive total consideration of approximately $64.4 million at the Merger’s stated value of $11.10 per Unit.

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

Unit Redemption Program

In July 2005, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually paid for the Unit; or (2) $11.00 per Unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. The Unit Redemption Program was suspended upon the execution of the Merger Agreement. As a result, the last purchase under the Unit Redemption Program was October 2012. In the event the Merger does not occur, the Company plans to reinstate the Unit Redemption Program.

Since inception of the program through December 31, 2012, the Company has redeemed approximately 18.3 million Units representing $200.5 million, including 1.6 million Units in the amount of $18.0 million, 2.8 million Units in the amount of $30.2 million, and 2.8 million Units in the amount of $30.4 million redeemed during 2012, 2011, and 2010, respectively. As contemplated in the program, beginning with the July 2011 redemption, the scheduled redemption date for the third quarter of 2011, the Company redeemed Units on a pro-rata basis.  Prior to July 2011, the Company redeemed 100% of redemption requests. The following is a summary of the Unit redemptions during 2011 and 2012:

Index

Redemption Date	Requested Unit Redemptions	Units Redeemed	Redemption Requests not Redeemed
January 2011	606,064	606,064	0
April 2011	683,427	683,427	0
July 2011	4,412,066	737,284	3,674,782
October 2011	9,878,351	726,613	9,151,738
January 2012	11,591,274	459,736	11,131,538
April 2012	11,168,887	455,124	10,713,763
July 2012	12,547,425	361,351	12,186,074
October 2012	12,740,003	363,465	12,376,538

As noted in the table above, beginning with the July 2011 redemption, the total redemption requests exceeded the authorized amount of redemptions and, as a result, the Board of Directors has and will continue to limit the amount of redemptions as it deems prudent.

Dividend Reinvestment Plan

In February 2006, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 20.0 million Units for potential issuance under the plan. Since inception of the program through December 31, 2012, approximately 18.4 million Units, representing $202.1 million in proceeds to the Company, have been issued under the plan. During the years ended December 31, 2012, 2011 and 2010 approximately 1.7 million Units, representing $18.5 million in proceeds to the Company, 2.5 million Units, representing $27.1 million in proceeds to the Company and 2.8 million Units, representing $30.5 million in proceeds to the Company were issued under the plan. The Company’s Dividend Reinvestment Plan was suspended upon the execution of the Merger Agreement. As a result, the last offering under the Dividend Reinvestment Plan occurred in November 2012. In the event the Merger does not occur, the Company plans to reinstate the Dividend Reinvestment Plan.

Distributions

In accordance with the Merger Agreement, the Company suspended distributions to shareholders in December 2012. In the event the Merger does not occur, the Company plans to reinstate its monthly distribution to shareholders. Prior to the Merger Agreement, the Company’s annual distribution rate was $0.792 per common share and was paid monthly. For the years ended December 31, 2012, 2011 and 2010, the Company made distributions of $0.73, $0.78 and $0.79 per common share for a total of $66.1 million, $71.2 million and $72.3 million.

Note 8

Stock Incentive Plans

On January 20, 2004, the Board of Directors approved a Non-Employee Directors Stock Option Plan (the “Directors Plan”) whereby directors, who are not employees of the Company or affiliates, automatically receive the option to purchase Units. Under the Directors Plan, the number of Units authorized for issuance is equal to 45,000 plus 1.8% of the number of Units sold in excess of the minimum offering of 4,761,905 Units. This plan currently relates to the initial public offering of 91,125,541 Units. Therefore, the maximum number of Units authorized under the Directors Plan is currently 1,599,545 based on the number of shares issued as of December 31, 2012.

On January 20, 2004, the Board of Directors approved an Incentive Stock Option Plan (the “Incentive Plan”) whereby incentive awards may be granted to certain personnel of the Company or affiliates. Under the Incentive Plan, the number of Units authorized for issuance is equal to 35,000 plus 4.625% of the number of Units sold in the initial offering in excess of 4,761,905. This plan also currently relates to the initial public

Index

offering of 91,125,541 Units. Therefore, the maximum number of Units that can be issued under the Incentive Plan is currently 4,029,318 based on the number of shares issued as of December 31, 2012.

Both plans generally provide, among other things, that options be granted at exercise prices not lower than the market value of the Units on the date of grant. The options expire 10 years from the date of the grant. During 2012, 2011 and 2010, the Company granted options to purchase 72,856, 73,040 and 73,032 Units, respectively, under the Directors Plan. All of the options issued vested at the date of issuance, and have an exercise price of $11 per Unit. The Company has granted no options under the Incentive Plan as of December 31, 2012. Activity in the Company’s stock option plan during 2012, 2011 and 2010 is summarized in the following table:

	2012	2011	2010
Outstanding, beginning of year:	507,260	434,220	361,188
Granted	72,856	73,040	73,032
Exercised	0	0	0
Expired or canceled	0	0	0
Outstanding, end of year:	580,116	507,260	434,220
Exercisable, end of year:	580,116	507,260	434,220
The weighted-average exercise price of outstanding options:	$11.00	$11.00	$11.00

Compensation expense associated with the issuance of stock options was approximately $91,000 in 2012, $111,000 in 2011, and $115,000 in 2010.

Note 9

Management and Franchise Agreements

Each of the Company’s 66 hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies (indicates the number of hotels managed): Marriott International, Inc. (“Marriott”) (3), Stonebridge Realty Advisors, Inc. (“Stonebridge”) (10), Hilton Worldwide (“Hilton”) (5), Western International (“Western”) (8), Larry Blumberg & Associates (“LBA”) (20), White Lodging Services Corporation (“White”) (9), Inn Ventures, Inc. (“Inn Ventures”) (10) or Newport Hospitality Group, Inc. (“Newport”) (1). The agreements have remaining terms generally ranging from 1 to 22 years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. For the years ended December 31, 2012, 2011 and 2010, the Company incurred approximately $8.7 million, $8.0 million and $7.0 million in management fees for continuing operations.

Stonebridge, Western, LBA, White, Inn Ventures and Newport are not affiliated with either Marriott or Hilton, and as a result, the hotels managed by these companies were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for an initial term of 13 to 20 years. Fees associated with the Hilton agreements generally include the payment of royalty fees and program fees based on room revenues. The Marriott franchise agreements generally provide for an initial term of 15 to 20 years. Fees associated with the Marriott agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. For the years ended December 31, 2012, 2011 and 2010, the Company incurred approximately $10.6 million, $9.9 million and $9.3 million in franchise fees for continuing operations.

Index

Note 10

Discontinued Operations

Based on the performance, location, and capital requirements of the Tempe, Arizona TownePlace Suites and SpringHill Suites, the Company committed to sell these two properties in the third quarter of 2010.  On June 6, 2011, the Company sold these hotels for net proceeds of $10.8 million; therefore these properties had no results of operations in 2012.  The results of operations for these properties for the years ended December 31, 2011 and 2010 have been classified in the consolidated statements of operations in the line item income (loss) from discontinued operations.

The following table sets forth the components of income (loss) from discontinued operations for the years ended December 31, 2011 and 2010 (in thousands):

	2011	2010

Total revenue	$1,916	$3,696
Hotel operating expenses	1,108	2,573
Taxes, insurance and other	108	320
Depreciation expense	0	393
Loss on sale of hotels	0	3,567
Income (loss) from discontinued operations	$700	$(3,157)

During the second half of 2010, the Company recorded a loss of $3.6 million based on the fair value of the two properties less cost to sell, as compared to net book value.  No gain or loss was incurred by the Company upon the completion of the sale of the two properties in June 2011.

Note 11

Lease Commitments

The Company has ground leases related to four of its hotels with remaining terms generally ranging from 3 to 11 years. The land lease pertaining to the Columbus, GA Residence Inn was terminated on December 31, 2012 when the Company exercised its land purchase option under the lease for a total purchase price of $0.8 million. Each of the leases has the option for the Company to extend the lease. The aggregate amounts of minimum lease payments under these agreements for the five years subsequent to December 31, 2012 and thereafter are as follows (in thousands):

Total
2013	$261
2014	262
2015	267
2016	271
2017	238
Thereafter	4,267
Total	$5,566

Note 12

Industry Segments

The Company owns extended-stay and limited service hotel properties throughout the United States that generate rental and other property related income. The Company separately evaluates the performance of each of its hotel properties. However, because each of the hotels has similar economic characteristics, facilities, and services, and each hotel is not individually significant, the properties have been aggregated into a single operating segment. All segment disclosures are included in, or can be derived from, the Company’s consolidated financial statements.

Index

Note 13

Legal Proceedings and Related Matters

The term the “Apple REIT Companies” means the Company, Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

On December 13, 2011, the United States District Court for the Eastern District of New York ordered that three putative class actions, Kronberg, et al. v. David Lerner Associates, Inc., et al., Kowalski v. Apple REIT Ten, Inc., et al., and Leff v. Apple REIT Ten, Inc., et al., be consolidated and amended the caption of the consolidated matter to be In re Apple REITs Litigation. The District Court also appointed lead plaintiffs and lead counsel for the consolidated action and ordered lead plaintiffs to file and serve a consolidated complaint by February 17, 2012. The Company was previously named as a party in the Kronberg, et al. v. David Lerner Associates, Inc., et al. putative class action lawsuit, which was filed on June 20, 2011.

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

The SEC staff has been conducting a non-public investigation, which is focused principally on the adequacy of certain disclosures in the Company's filings with the SEC beginning in 2008, as well as the Company's review of certain transactions involving the Company and the other Apple REIT Companies.  The Company intends to continue to cooperate with the SEC staff, and it is engaging in a dialogue with the SEC staff concerning these issues and the roles of certain officers.  The Company does not believe the issues raised by the SEC staff affect the material accuracy of the Company's consolidated financial statements.  At this time, the Company cannot predict the outcome of this investigation as to the Company or any of its officers, nor can it predict the timing associated with any such conclusion or resolution.

Index

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

Note 14

Quarterly Financial Data (Unaudited)

The following is a summary of quarterly results of operations for the years ended December 31, 2012 and 2011:

2012 (in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$59,903	$68,223	$72,533	$59,773
Income from continuing operations	$9,280	$15,669	$18,206	$6,388
Income from discontinued operations	$0	$0	$0	$0
Net income	$9,280	$15,669	$18,206	$6,388
Basic and diluted net income per common share	$0.10	$0.17	$0.20	$0.07
Distributions declared and paid per common share	$0.198	$0.198	$0.198	$0.132

2011 (in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$56,351	$63,784	$67,630	$56,256
Income from continuing operations	$8,941	$12,738	$15,464	$7,318
Income from discontinued operations	$515	$156	$26	$3
Net income	$9,456	$12,894	$15,490	$7,321
Basic and diluted net income per common share	$0.10	$0.14	$0.17	$0.08
Distributions declared and paid per common share	$0.193	$0.193	$0.198	$0.198

Index

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.       Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.  There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

See Item 8 for the Report of Management on Internal Control over Financial Reporting and the Company’s Independent Registered Public Accounting Firm’s attestation report regarding internal control over financial reporting, which are incorporated by reference herein.

Item 9B.       Other Information

None.

Index

PART III

Item 10.        Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from our definitive proxy statement for the 2013 Annual Meeting of Shareholders or, in the event we do not prepare and file such proxy statement, such information shall be filed as an amendment to this Form 10-K. Such information shall be filed no later than April 30, 2013.

Item 11.        Executive Compensation

The information required by this item is incorporated by reference from our definitive proxy statement for the 2013 Annual Meeting of Shareholders or, in the event we do not prepare and file such proxy statement, such information shall be filed as an amendment to this Form 10-K. Such information shall be filed no later than April 30, 2013.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated by reference from our definitive proxy statement for the 2013 Annual Meeting of Shareholders or, in the event we do not prepare and file such proxy statement, such information shall be filed as an amendment to this Form 10-K. Such information shall be filed no later than April 30, 2013.

Item 13.        Certain Relationship and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from our definitive proxy statement for the 2013 Annual Meeting of Shareholders or, in the event we do not prepare and file such proxy statement, such information shall be filed as an amendment to this Form 10-K. Such information shall be filed no later than April 30, 2013.

Item 14.        Principal Accounting Fees and Services

The information required by this item is incorporated by reference from our definitive proxy statement for the 2013 Annual Meeting of Shareholders or, in the event we do not prepare and file such proxy statement, such information shall be filed as an amendment to this Form 10-K. Such information shall be filed no later than April 30, 2013.

Index

PART IV

Item 15.        Exhibits, Financial Statement Schedules

1. Financial Statements of Apple REIT Six, Inc.

Report of Management on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control over
Financial Reporting—Ernst & Young LLP

Report of Independent Registered Public Accounting Firm—Ernst & Young LLP

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

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

Index

SCHEDULE III
Real Estate and Accumulated Depreciation
As of December 31, 2012
(dollars in thousands)

						Subsequently
				Initial Cost		Capitalized	Total
					Bldg./	Bldg	Gross	Acc	Date of	Date	Depreciable	# of
City	State	Brand	Encumbrances	Land	FF&E /Other	Imp. & FF&E	Cost(1)	Deprec	Construction	Acquired	Life	Rooms
Birmingham	Alabama	Fairfield Inn	$0	$347	$2,064	$479	$2,890	$(618)	1995	Aug-05	3 - 39 yrs.	63
Dothan	Alabama	Courtyard	0	1,262	7,150	1,468	9,880	(2,307)	1996	Aug-05	3 - 39 yrs.	78
Dothan	Alabama	Hampton Inn & Suites	0	837	8,134	336	9,307	(2,147)	2004	Jun-05	3 - 39 yrs.	85
Huntsville	Alabama	Fairfield Inn	0	502	4,817	351	5,670	(1,136)	1999	Sep-05	3 - 39 yrs.	79
Huntsville	Alabama	Residence Inn	0	941	7,638	1,599	10,178	(2,523)	2002	Jun-05	3 - 39 yrs.	78
Montgomery	Alabama	SpringHill Suites	0	956	6,334	324	7,614	(1,450)	1998	Sep-05	3 - 39 yrs.	79
Tuscaloosa	Alabama	Courtyard	0	0	7,953	1,555	9,508	(2,287)	1996	Aug-05	3 - 39 yrs.	78
Tuscaloosa	Alabama	Fairfield Inn	0	0	4,240	458	4,698	(1,040)	1996	Aug-05	3 - 39 yrs.	63
Anchorage	Alaska	Hampton Inn	0	1,216	10,505	2,574	14,295	(3,993)	1997	Mar-05	3 - 39 yrs.	101
Anchorage	Alaska	Hilton Garden Inn	0	4,217	14,801	1,931	20,949	(4,642)	2002	Oct-04	3 - 39 yrs.	125
Anchorage	Alaska	Homewood Suites	0	1,797	11,052	1,855	14,704	(3,403)	2004	Oct-04	3 - 39 yrs.	122
Phoenix	Arizona	Hampton Inn	0	1,417	5,213	2,141	8,771	(2,212)	1998	Oct-04	3 - 39 yrs.	99
Arcadia	California	Hilton Garden Inn	0	1,716	10,197	2,513	14,426	(4,129)	1999	Oct-04	3 - 39 yrs.	124
Arcadia	California	SpringHill Suites	0	1,623	6,469	1,021	9,113	(2,296)	1999	Oct-04	3 - 39 yrs.	86
Bakersfield	California	Hilton Garden Inn	0	1,159	10,572	390	12,121	(2,978)	2004	Mar-05	3 - 39 yrs.	120
Folsom	California	Hilton Garden Inn	0	1,516	16,994	1,592	20,102	(4,460)	1999	Nov-05	3 - 39 yrs.	100
Foothill Ranch	California	Hampton Inn	0	1,051	6,504	1,059	8,614	(2,216)	1998	Apr-05	3 - 39 yrs.	84
Lake Forest	California	Hilton Garden Inn	0	1,533	9,433	410	11,376	(2,771)	2004	Oct-04	3 - 39 yrs.	103
Milpitas	California	Hilton Garden Inn	0	2,555	16,544	2,325	21,424	(5,118)	1999	Nov-05	3 - 39 yrs.	161
Roseville	California	Hilton Garden Inn	0	2,355	18,944	1,923	23,222	(5,219)	1999	Nov-05	3 - 39 yrs.	131
San Francisco	California	Hilton Garden Inn	0	1,994	9,558	2,442	13,994	(3,937)	1999	Jan-06	3 - 39 yrs.	169
Boulder	Colorado	Marriott	0	3,058	27,833	2,641	33,532	(7,917)	1997	May-05	3 - 39 yrs.	157
Glendale	Colorado	Hampton Inn & Suites	0	3,627	11,235	1,532	16,394	(3,702)	1999	Oct-04	3 - 39 yrs.	133
Lakewood	Colorado	Hampton Inn	0	2,490	8,108	2,602	13,200	(3,141)	2003	Oct-04	3 - 39 yrs.	170
Farmington	Connecticut	Courtyard	0	1,792	15,436	167	17,395	(3,547)	2005	Oct-05	3 - 39 yrs.	119
Rocky Hill	Connecticut	Residence Inn	0	1,469	11,287	166	12,922	(2,673)	2005	Aug-05	3 - 39 yrs.	96
Wallingford	Connecticut	Homewood Suites	0	1,412	12,079	444	13,935	(3,006)	2005	Jul-05	3 - 39 yrs.	104
Clearwater	Florida	SpringHill Suites	0	0	7,214	86	7,300	(1,737)	2006	Feb-06	3 - 39 yrs.	79
Lake Mary	Florida	Courtyard	0	685	5,573	2,554	8,812	(2,607)	1995	Mar-05	3 - 39 yrs.	86
Lakeland	Florida	Residence Inn	0	1,512	8,707	1,468	11,687	(2,755)	2001	Jun-05	3 - 39 yrs.	78
Orange Park	Florida	Fairfield Inn	0	850	6,984	338	8,172	(1,509)	1998	Nov-05	3 - 39 yrs.	83
Panama City	Florida	Courtyard	0	1,399	8,225	133	9,757	(1,986)	2006	Mar-06	3 - 39 yrs.	84
Pensacola	Florida	Courtyard	0	1,181	10,733	1,803	13,717	(2,815)	1997	Aug-05	3 - 39 yrs.	90
Pensacola	Florida	Fairfield Inn	0	467	4,706	333	5,506	(1,119)	1995	Aug-05	3 - 39 yrs.	63
Pensacola	Florida	Hampton Inn & Suites	0	1,241	8,361	177	9,779	(2,188)	2005	Jul-05	3 - 39 yrs.	85
Tallahassee	Florida	Hilton Garden Inn	0	1,096	10,137	1,171	12,404	(2,936)	1997	Mar-05	3 - 39 yrs.	99
Albany	Georgia	Courtyard	0	1,246	7,665	222	9,133	(2,008)	2004	Jun-05	3 - 39 yrs.	84
Columbus	Georgia	Residence Inn	0	597	8,184	266	9,047	(2,020)	2003	Jun-05	3 - 39 yrs.	78
Savannah	Georgia	SpringHill Suites	0	687	5,105	327	6,119	(1,201)	1999	Sep-05	3 - 39 yrs.	79
Valdosta	Georgia	Courtyard	0	1,030	7,535	1,285	9,850	(2,254)	2002	Oct-05	3 - 39 yrs.	84
Mt. Olive	New Jersey	Residence Inn	0	1,407	11,334	323	13,064	(2,826)	2005	Sep-05	3 - 39 yrs.	123
Somerset	New Jersey	Homewood Suites	0	1,807	16,807	465	19,079	(3,987)	2005	Aug-05	3 - 39 yrs.	123
Saratoga Springs	New York	Hilton Garden Inn	0	2,391	15,893	1,712	19,996	(4,179)	1999	Sep-05	3 - 39 yrs.	112
Roanoke Rapids	North Carolina	Hilton Garden Inn	0	2,457	15,714	62	18,233	(2,726)	2008	Mar-08	3 - 39 yrs.	147
Hillsboro	Oregon	Courtyard	5,709	1,869	9,494	2,525	13,888	(2,995)	1996	Mar-06	3 - 39 yrs.	155
Hillsboro	Oregon	Residence Inn	0	2,656	13,304	693	16,653	(3,265)	1994	Mar-06	3 - 39 yrs.	122
Hillsboro	Oregon	TownePlace Suites	0	2,140	9,725	1,374	13,239	(3,076)	1999	Dec-05	3 - 39 yrs.	136
Portland	Oregon	Residence Inn	0	4,390	38,697	3,779	46,866	(10,182)	2001	Dec-05	3 - 39 yrs.	258
Pittsburgh	Pennsylvania	Residence Inn	0	1,155	10,273	2,173	13,601	(3,442)	1998	Sep-05	3 - 39 yrs.	156
Myrtle Beach	South Carolina	Courtyard	0	1,857	7,631	1,512	11,000	(2,933)	1999	Jun-04	3 - 39 yrs.	135
Nashville	Tennessee	Homewood Suites	0	1,170	7,177	2,042	10,389	(2,539)	1999	May-05	3 - 39 yrs.	121
Arlington	Texas	SpringHill Suites	0	1,114	6,657	1,427	9,198	(2,152)	1998	Jun-05	3 - 39 yrs.	122
Arlington	Texas	TownePlace Suites	0	1,027	6,379	351	7,757	(1,713)	1999	Jun-05	3 - 39 yrs.	95
Dallas	Texas	SpringHill Suites	0	1,367	18,742	2,399	22,508	(4,770)	1997	Dec-05	3 - 39 yrs.	148
Fort Worth	Texas	Homewood Suites	0	1,152	8,210	2,637	11,999	(3,447)	1999	May-05	3 - 39 yrs.	137
Fort Worth	Texas	Residence Inn	18,238	1,873	15,586	241	17,700	(3,864)	2005	May-05	3 - 39 yrs.	149
Fort Worth	Texas	SpringHill Suites	0	2,125	11,619	1,654	15,398	(3,235)	2004	May-04	3 - 39 yrs.	145
Laredo	Texas	Homewood Suites	0	1,112	9,787	306	11,205	(2,494)	2005	Nov-05	3 - 39 yrs.	106
Laredo	Texas	Residence Inn	0	898	10,973	245	12,116	(2,729)	2005	Sep-05	3 - 39 yrs.	109
Las Colinas	Texas	TownePlace Suites	0	1,195	6,266	409	7,870	(1,868)	1998	Jun-05	3 - 39 yrs.	136
McAllen	Texas	Hilton Garden Inn	0	1,170	8,151	1,770	11,091	(2,871)	2000	Jul-05	3 - 39 yrs.	104
Fredericksburg	Virginia	Hilton Garden Inn	0	1,821	15,363	339	17,523	(3,745)	2005	Dec-05	3 - 39 yrs.	148
Richmond	Virginia	Corporate Office	0	684	1,038	5,726	7,448	(2,923)	1893	Jun-04	3 - 39 yrs.	N/A
Kent	Washington	TownePlace Suites	0	1,831	10,731	1,713	14,275	(3,483)	1999	Dec-05	3 - 39 yrs.	152
Mukilteo	Washington	TownePlace Suites	0	1,499	11,061	1,454	14,014	(3,318)	1999	Dec-05	3 - 39 yrs.	128
Redmond	Washington	Marriott	0	9,504	56,168	3,585	69,257	(15,352)	2004	Jul-04	3 - 39 yrs.	262
Renton	Washington	Hilton Garden Inn	0	1,272	14,679	2,329	18,280	(4,793)	1998	Nov-05	3 - 39 yrs.	150
Deposits on Construction in Progress			0	0	0	854	854	0
			$23,947	$107,776	$747,682	$90,560	$946,018	$(216,910)				7,658

(1) The gross cost basis for Federal Income Tax purposes approximates the basis used in this schedule.

Index

SCHEDULE III
Real Estate and Accumulated Depreciation
As of December 31, 2012
(dollars in thousands)

	2012	2011	2010
Real estate owned:
Balance as of January 1	$932,214	$918,009	$926,589
Acquisition	597	303	0
Improvements	13,218	13,933	8,426
Disposals	(11)	(31)	0
Discontinued Operations	0	0	(17,006)
Balance at December 31	$946,018	$932,214	$918,009

	2012	2011	2010
Accumulated depreciation:
Balance as of January 1	$185,860	$153,452	$124,943
Depreciation expense	31,054	32,432	31,199
Disposals	(4)	(24)	0
Discontinued Operations	0	0	(2,690)
Balance at December 31	$216,910	$185,860	$153,452

Index

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE REIT SIX, INC.

By:	/s/ GLADE M. KNIGHT	Date: February 26, 2013
Glade M. Knight, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: February 26, 2013
Bryan Peery, Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ GLADE M. KNIGHT	Date: February 26, 2013
Glade M. Knight, Director

By:	/s/ BRUCE H. MATSON	Date: February 26, 2013
Bruce H. Matson, Director

By:	/s/ MICHAEL S. WATERS	Date: February 26, 2013
Michael S. Waters, Director

By:	/s/ ROBERT M. WILY	Date: February 26, 2013
Robert M. Wily, Director

Index

EXHIBIT INDEX

Exhibit Number	Description

2.1
Agreement and Plan of Merger dated November 29, 2012 among Apple REIT Six, Inc., BRE Select Hotels Holdings LP and BRE Select Hotels Corp (Incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K (SEC File No. 000-51270) filed December 5, 2012)

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

Index

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

10.19
Release and Indemnification Agreement dated November 29, 2012 by and among Apple REIT Six, Inc., BRE Select Hotels Holdings LP, BRE Select Hotels Corp, Glade M. Knight, Apple Six Advisors, Inc., Apple Six Realty Group, Inc., Apple Suites Realty Group, Inc. and Bryan Peery (FILED HEREWITH)

21.1	Subsidiaries of the Registrant (FILED HEREWITH)

23.1	Consent of Ernst & Young LLP (FILED HEREWITH)

Index

Exhibit Number	Description

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Action of 2002 (FILED HEREWITH)

32.1
Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

101
The following materials from Apple REIT Six, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail (FURNISHED HEREWITH)

*	Denotes compensation plan.

Index