Form 10-K/A
period 2012-12-31
APPLE REIT SIX INC
filed 2013-04-15
CIK 1277151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

The number of common shares outstanding as of April 1, 2013 was 91,226,580.

Documents Incorporated by Reference

None

Explanatory Note

As previously announced, on November 29, 2012, the Company entered into a merger agreement (the “Merger Agreement”) to be acquired by BRE Select Hotels Corp (“BRE Select Hotels”), a subsidiary of BRE Select Hotels LP, which is an affiliate of Blackstone Real Estate Partners VII L.P. The Merger Agreement has been approved by the Company’s board of directors and has been submitted for a vote by the Company’s shareholders at a special meeting of shareholders to be held on May 9, 2013. A proxy statement/prospectus relating to the special meeting was filed with the Securities and Exchange Commission (“SEC”) on April 2, 2013.

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, originally filed with the SEC on February 26, 2013 (the “Original Filing”). This Amendment is being filed to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because the Company no longer intends to file a definitive proxy statement for an annual meeting of shareholders within 120 days of the end of its fiscal year ended December 31, 2012. Part IV is being amended solely to add as exhibits certain new certifications in accordance with Rule 13a-14(a) promulgated by the SEC under the Securities Exchange Act of 1934. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC on or subsequent to February 26, 2013.

Apple REIT Six, Inc.
Form 10-K/A
Index

Index

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

Glade M. Knight. Mr. Knight, 68, is Chairman and Chief Executive Officer of the Company. Mr. Knight also is the founder, Chairman of the Board and Chief Executive Officer of Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc., each of which is a REIT. Mr. Knight was the Chairman of the Board and Chief Executive Officer of Apple Hospitality Two, Inc., a lodging REIT, from 2001 until the company was sold to an affiliate of ING Clarion in May of 2007. Mr. Knight served in the same capacity for Apple Hospitality Five, Inc., another lodging REIT, from 2002 until the company was sold to Inland American Real Estate Trust, Inc. in October of 2007. In addition, Mr. Knight served as Chairman and Chief Executive Officer of Cornerstone Realty Income Trust, Inc. until it merged with a subsidiary of Colonial Properties Trust in 2005. Following the merger in 2005 until April of 2011, Mr. Knight served as a trustee of Colonial Properties Trust. Cornerstone Realty Income Trust, Inc. owned and operated apartment communities in Virginia, North Carolina, South Carolina, Georgia and Texas. Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. each own hotels in selected metropolitan areas of the United States. Mr. Knight is Chairman of the Board of Trustees of Southern Virginia University in Buena Vista, Virginia. He also is a member of the Advisory Board to the Graduate School of Real Estate and Urban Land Development at Virginia Commonwealth University. He has served on a National Advisory Council for Brigham Young University and is a founding member of the University’s Entrepreneurial Department of the Graduate School of Business Management. Mr. Knight serves as the Chair of the Company’s Executive Committee. Mr. Knight has been a member of the Board since 2004 and his current term will expire in 2013. The Board believes his extensive REIT executive experience and extensive background in real estate, corporate finance and strategic planning provide him with the skills and qualifications to serve as a director.

Bruce H. Matson. Mr. Matson, 55, is a director of the Company and a Vice President and Director of the law firm of LeClair Ryan, a Professional Corporation, in Richmond, Virginia. Mr. Matson joined LeClair Ryan in 1994 and has practiced law since 1983. He also is a director of Apple REIT Seven, Inc. and Apple REIT Nine, Inc. He previously served as a director of Apple Hospitality Two, Inc. and Apple Hospitality Five, Inc. until the companies were sold in May of 2007 and October of 2007, respectively. Mr. Matson is a member of the Company’s Executive and Audit Committees, and the Chair of the Company’s Compensation Committee.  He has been a member of the Board since 2004 and his current term will expire in 2014. The Board believes his extensive legal and commercial finance experience provide him with the skills and qualifications to serve as a director.

Michael S. Waters. Mr. Waters, 58, is a director of the Company and has served as the President and co-founder of Partnership Marketing, Inc. since 1999. From 1995 through 1998, Mr. Waters served as a Vice President and General Manager of GT Foods, a division of Good Times Home Video. From 1987 to 1995, he served as a Vice President and General Manager of two U.S. subsidiaries (Instant Products of America and Chocolate Products) of George Weston Ltd. (Canada), a fully-integrated food retailer and manufacturer. He also is a director of Apple REIT Eight, Inc. and Apple REIT Nine, Inc. He previously served as a director of Apple Hospitality Two, Inc. and Apple Hospitality Five, Inc. until the companies were sold in May of 2007 and October of 2007, respectively. As discussed in a following section, Mr. Waters is the Chair of the Company’s Audit Committee. Mr. Waters has been a member of the Board since 2004 and his current term will expire in 2015. The Board believes his strong executive background in corporate finance, marketing, international operations and strategic planning provide him with the skills and qualifications to serve as a director.

Robert M. Wily. Mr. Wily, 63, is a director of the Company and has served as an International Judicial Consultant since 1997. Mr. Wily served as the Director of Client Services of the Center for Claims Resolution in Princeton, New Jersey from 2000 until 2001. He served as the Deputy Chief, Article III Judges Division, of the Administrative Office of the U.S. Courts from 1999 to 2000. He served as the Clerk of Court for the United States Bankruptcy Court for the Eastern District of Virginia from 1986 to 1999 and the District of Utah from 1981 to 1986. Prior to holding those positions, Mr. Wily was in the private practice of law. He also serves as a director of Apple REIT Eight, Inc. and Apple REIT Nine, Inc. He previously served as a director of Apple Hospitality Two, Inc. and Apple Hospitality Five, Inc., until the companies were sold in May of 2007 and October of 2007, respectively. As discussed in a following section, Mr. Wily is a member of the Company’s Executive Committee, Audit Committee and Compensation Committee. Mr. Wily has been a member of the Board since 2004 and his current term will expire in 2015. The Board believes his extensive experience in corporate finance, law, strategic planning and international relations provides him with the skills and qualifications to serve as a director.

Index

Director Resignation.  Effective February 11, 2013, Lisa B. Kern accepted a new employment position, and as a requirement of the new position in accordance with her employer’s policy prohibiting service on the board of any publicly-held company, she resigned from the Board of Directors of the Company.  Ms. Kern had been a member of the Board since 2004. Effective on the date of resignation, the Board of Directors of the Company, in accordance with the provisions of the Company’s Bylaws, reduced the size of the Board of Directors from five (5) to four (4) directors. Ms. Kern was the Chair of the Board of Directors’ Audit Committee. The Board of Directors appointed Bruce Matson to fill the vacancy on the Audit Committee and appointed Michael Waters as the Chair.

Executive Officers

In 2012, the Company’s executive officers were: Glade M. Knight, who served as Chief Executive Officer; David S. McKenney, who served as President of Capital Markets; Justin G. Knight (Glade M. Knight’s son), who served as President; Kristian M. Gathright, who served as Executive Vice President and Chief Operating Officer; Bryan Peery, who served as Executive Vice President and Chief Financial Officer; and David P. Buckley, who served as Executive Vice President and Chief Legal Counsel. Each executive officer is appointed annually by the Board of Directors at its meeting prior to the annual meeting of shareholders.

David Buckley. Mr. Buckley, 45, currently serves as Executive Vice President and Chief Legal Counsel for the Company and has been with the Company since 2005. In addition, Mr. Buckley serves as Executive Vice President and Chief Legal Counsel for Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc., each of which is a real estate investment trust. Mr. Buckley served as Senior Vice President and General Counsel for Apple Hospitality Two, Inc. and Apple Hospitality Five, Inc., each of which were real estate investment trusts. Apple Hospitality Two, Inc. was sold to an affiliate of ING Clarion in May of 2007 and Apple Hospitality Five, Inc. was sold to Inland American Real Estate Trust, Inc. in October of 2007. Prior to his service with these companies, from 1999-2005, Mr. Buckley served as an Associate, specializing in commercial real estate, with McGuireWoods LLP, a full-service law firm headquartered in Richmond, Virginia. Mr. Buckley holds a Juris Doctor degree Cum Laude from the University of Richmond, Richmond, Virginia, a Master of Urban and Regional Planning degree from Virginia Commonwealth University, Richmond, Virginia and a Bachelor of Science degree in Industrial Technology from the University of Massachusetts Lowell, Lowell, Massachusetts. Mr. Buckley is a member of the Virginia State Bar and the Richmond Bar Association.

Kristian Gathright. Mrs. Gathright, 40, currently serves as Executive Vice President and Chief Operating Officer for the Company and has been with the Company since its inception. In addition, Mrs. Gathright serves as Executive Vice President and Chief Operating Officer for Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc., each of which is a real estate investment trust. Mrs. Gathright served as Chief Operating Officer and Senior Vice President of Operations for Apple Hospitality Two, Inc. from its inception until it was sold to an affiliate of ING Clarion in May of 2007. Mrs. Gathright also served as Senior Vice President of Operations for Apple Hospitality Five, Inc. from its inception until it was sold to Inland American Real Estate Trust, Inc. in October of 2007. Prior to managing these companies, Mrs. Gathright served as Assistant Vice President and Investor Relations Manager for Cornerstone Realty Income Trust, a REIT which owned and operated apartment communities in Virginia, North Carolina, South Carolina, Georgia and Texas. From 1996 to 1998, she was an Asset Manager and Regional Controller of the Northern Region Operations for United Dominion Realty Trust, Inc., a real estate investment trust. From 1994 to 1996, she served as a Senior Staff Accountant at Ernst & Young LLP. Mrs. Gathright currently serves as President of the Courtyard Franchise Advisory Council and serves on the Homewood Suites Owners Advisory Council. Mrs. Gathright holds a Bachelor of Science degree, Graduate with Distinction, in Accounting from the McIntire School of Commerce at University of Virginia, Charlottesville, Virginia. Mrs. Gathright passed the Virginia CPA Exam in 1994.

Index

Justin Knight. Mr. Knight, 39, currently serves as President of the Company. He has been with the Company since its inception. Mr. Knight also serves as President of Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc., each of which is a real estate investment trust. In addition, Mr. Knight served as President of Apple Hospitality Two, Inc. until it was sold to an affiliate of ING Clarion in May of 2007 and President of Apple Hospitality Five, Inc. until it was sold to Inland American Real Estate Trust, Inc. in October of 2007. Mr. Knight joined the companies in 2000. From 1999 to 2000, Mr. Knight served as Senior Account Manager for iAccess.com, LLP, a multi-media training company. From 1997 to 1998, he served as President and Web Design Consultant of a Web development firm—Cornerstone Communications, LLC. From 1996 to 1998, Mr. Knight served as Senior Asset Manager and Director of Quality Control for Cornerstone Realty Income Trust, a REIT that owned and operated apartment communities in Virginia, North Carolina, South Carolina, Georgia and Texas. Mr. Knight serves on the Board of Trustees for Southern Virginia University (SVU) in Buena Vista, Virginia. Mr. Knight also serves on the Marriott Owners Advisory Council, the Hilton Garden Inn Advisory Council and the Residence Inn Association Board. Mr. Knight holds a Master of Business Administration degree with an emphasis in Corporate Strategy and Finance from the Marriott School at Brigham Young University, Provo, Utah. He also holds a Bachelor of Arts degree, Cum Laude, in Political Science from Brigham Young University, Provo, Utah.

David McKenney. Mr. McKenney, 50, has served as President of Capital Markets for the Company since its inception. He also serves as President of Capital Markets for Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc., each of which is a real estate investment trust. Mr. McKenney served in the same capacity for Apple Hospitality Two, Inc. until its sale to an affiliate of ING Clarion in May of 2007 and Apple Hospitality Five, Inc. until it was sold to Inland American Real Estate Trust, Inc. in October of 2007. Both of the companies were real estate investment trusts. From 1994 to 2001, Mr. McKenney served as Senior Vice President and Treasurer of Cornerstone Realty Income Trust, Inc., a REIT that owned and operated apartment communities in Virginia, North Carolina, South Carolina, Georgia and Texas. From 1992 to 1994, Mr. McKenney served as Chief Financial Officer for The Henry A. Long Company, a regional development firm located in Washington, D.C. From 1988 to 1992, Mr. McKenney served as a Controller at Bozzuto & Associates, a regional developer of apartments and condominiums in the Washington, D.C. area. Mr. McKenney also has five years of experience with Arthur Andersen & Co. Mr. McKenney is a Certified Public Accountant, holds a Virginia Real Estate Sales License and is a member of the National Association of Real Estate Investment Trusts (NAREIT). Mr. McKenney holds Bachelor of Science degrees in Accounting and Management Information Systems from James Madison University, Harrisonburg, Virginia.

Bryan Peery. Mr. Peery, 48, currently serves as Executive Vice President and Chief Financial Officer for the Company and has been with the Company since its inception. He also serves as Executive Vice President and Chief Financial Officer for Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc., each of which is a real estate investment trust. Mr. Peery served as Senior Vice President, Chief Financial Officer and Treasurer for Apple Hospitality Two, Inc. and Apple Hospitality Five, Inc. Apple Hospitality Two was sold to an affiliate of ING Clarion in May of 2007 and Apple Hospitality Five was sold to Inland American Real Estate Trust, Inc. in October of 2007. Prior to his service with these companies, Mr. Peery served as President (2000-2003), Vice President-Finance (1998-2000) and Controller (1997-1998), of This End Up Furniture Company. Mr. Peery was with Owens & Minor, Inc. from 1991 until 1997, where he last served as Director and Assistant Controller-Financial Reporting. Mr. Peery’s experience also includes five years of service with KPMG LLP. Mr. Peery holds a Bachelor of Business Administration degree in Accounting from the College of William and Mary, Williamsburg, Virginia. Mr. Peery is a Certified Public Accountant.

Corporate Governance, Risk Oversight and Procedures for Shareholder Communications

Board of Directors. The Company’s Board of Directors has determined that all of the Company’s directors, except Mr. Knight, are “independent” within the meaning of the rules of the New York Stock Exchange (which the Company, although not listed on a national exchange, has adopted for purposes of determining such independence). In making this determination, the Board considered all relationships between the applicable director and the Company, including commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships.

Index

The Board has adopted a categorical standard that a director is not independent (a) if he or she receives any personal financial benefit from, on account of or in connection with a relationship between the Company and the director (excluding directors fees and options); (b) if he or she is a partner, officer, employee or managing member of an entity that has a business or professional relationship with, and that receives compensation from, the Company; or (c) if he or she is a non-managing member or shareholder of such an entity and owns 10% or more of the membership interests or common stock of that entity. The Board may determine that a director with a business or other relationship that does not fit within the categorical standard described in the immediately preceding sentence is nonetheless independent, but in that event, the Board is required to disclose the basis for its determination in the Company’s then current annual proxy statement. In addition, the Board has voluntarily adopted, based on rules of the New York Stock Exchange, certain conditions that prevent a director from being considered independent while the condition lasts and then for three years thereafter.

Code of Ethics. The Board has adopted a Code of Business Conduct and Ethics for the Company’s officers, directors and employees, which is available at the Company’s web site www.applereitsix.com. The purpose of the Code of Business Conduct and Ethics is to promote (a) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest; (b) full, fair, accurate, timely and understandable disclosure in periodic reports required to be filed by the Company; and (c) compliance with all applicable rules and regulations that apply to the Company and its officers, directors and employees.

Risk Oversight. The Board believes that risk oversight is a key function of a Board of Directors. It administers its oversight responsibilities through its Audit Committee and Compensation Committee. All members of both committees are independent directors. The entire Board is kept abreast of and involved in the Company’s risk oversight process. It is through the approval of officers and compensation plans and management updates on property performance, industry performance, financing strategy, acquisitions strategy and capital improvements, that the Board has input to manage the Company’s various risks. Additionally, through the Audit Committee, the Board reviews management’s and independent auditors’ reports on the Company’s internal controls and any associated potential risks of fraudulent activities. Risk oversight is also one of the factors considered by the Board in establishing its leadership structure. The Board believes that the current combined Chairman and Chief Executive Officer roles of Mr. Knight enhances its ability to engage in risk oversight because Mr. Knight’s insights from a management perspective into the material risks inherent in the Company’s business and his agenda setting role as Chairman allow him to ensure that the Board and the named committees give attention to these areas.

Shareholder Communications. Shareholders may send communications to the Board or its members. Any such shareholder communication should be directed to Ms. Kelly Clarke, Investor Services Department, 814 East Main Street, Richmond, Virginia 23219. Such communications receive an initial evaluation to determine, based on the substance and nature of the communication, a suitable process for internal distribution, review and response or other appropriate treatment.

Consideration of Director Nominee

Director Qualifications

The Company believes the Board should encompass a diverse range of talent, skill and expertise sufficient to provide sound and prudent guidance with respect to the Company’s operations and interests. Each director also is expected to exhibit high standards of integrity, commitment and independence of thought and judgment; use his or her skills and experiences to provide independent oversight to the business of the Company; participate in a constructive and collegial manner; be willing to devote sufficient time to carrying out their duties and responsibilities effectively; devote the time and effort necessary to learn the business of the Company and the Board; and represent the long-term interests of all shareholders.

The Board has determined that the Board of Directors as a whole must have the right mix of characteristics and skills for the optimal functioning of the Board in its oversight of the Company. The Board believes it should be comprised of persons with skills in areas such as finance; real estate; banking; strategic planning; human resources; leadership of business organizations; and legal matters. Although it does not have a diversity policy, the Board believes it is desirable for the Board to be composed of individuals who represent a mix of viewpoints, experiences and backgrounds.

Index

In addition to the targeted skill areas, the Board looks for a strong record of achievement in key knowledge areas that it believes are critical for directors to add value to the Board, including:

•	Strategy—knowledge of the Company business model, the formulation of corporate strategies, knowledge of key competitors and markets;

•	Leadership—skills in coaching and working with senior executives and the ability to assist the Chief Executive Officer;

•	Organizational Issues—understanding of strategy implementation, change management processes, group effectiveness and organizational design;

•	Relationships—understanding how to interact with investors, accountants, attorneys, management companies, analysts, and communities in which the Company operates;

•	Functional—understanding of finance matters, financial statements and auditing procedures, technical expertise, legal issues, information technology and marketing; and

•	Ethics—the ability to identify and raise key ethical issues concerning the activities of the Company and senior management as they affect the business community and society.

Nomination Procedures. The Company has no nominating committee. All nominating functions are handled directly by the full Board of Directors, which the Board believes is the most effective and efficient approach based on the size of the Board and the current and anticipated operations and needs of the Company. As outlined above, in selecting a qualified nominee, the Board considers such factors as it deems appropriate, which may include the current composition of the Board; the range of talents of the nominee that would best complement those already represented on the Board; the extent to which the nominee would diversify the Board; the nominee’s standards of integrity, commitment and independence of thought and judgment; and the need for specialized expertise. Applying these criteria, the Board considers candidates for Board membership suggested by its members, as well as management and shareholders. Shareholders of record may nominate directors in accordance with the Company’s bylaws which require, among other items notice, sent to the Company’s Secretary not less than 60 days prior to a shareholder meeting that will include the election of Board members.

Committees of the Board and Board Leadership

Summary. The Board of Directors has three standing committees, which are specified below and have the following functions:

•
Executive Committee. The Executive Committee has, to the extent permitted by law, all powers vested in the Board of Directors, except powers specifically withheld from the Committee under the Company’s bylaws or by law.

•
Audit Committee. The Audit Committee operates in accordance with a written charter that is available at the Company’s web site, www.applereitsix.com. The Audit Committee recommends to the Board of Directors, which annually ratifies, the level of distributions to shareholders and has the other functions and responsibilities set forth in its charter. A report by the Audit Committee appears in a following section of this Amendment No. 1 on Form 10-K.

•
Compensation Committee. The Compensation Committee operates in accordance with a written charter that is available at the Company’s web site www.applereitsix.com and administers the Company’s stock option plan and oversees the compensation and reimbursement of directors and executive officers of the Company.

During 2012, the Board of Directors also had a Special Committee that was formed in 2011 to evaluate a proposed consolidation of the Company, Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. In May 2012, the Special Committee, comprised of only the Board’s non-management directors, recommended to the Board of Directors and the Board accepted the recommendation not to move forward with the consolidation transaction and the Special Committee was dissolved.

Index

Board Leadership. As noted above, currently, the Chairman of the Board is also the Company’s Chief Executive Officer and the Board does not have a lead independent director. The Board has adopted this structure based on the significant industry experience of Mr. Knight, the effectiveness of having one person for both of these roles and the relatively limited complexity of the Company. Combining the Chairman and Chief Executive Officer roles fosters clear accountability, effective decision-making, and alignment on corporate strategy. With the Company focusing only on real estate ownership, very few strategic decisions are necessary without input from the entire Board. Therefore, any conflict that may arise with both the Chairman and Chief Executive Officer being the same person are mitigated.

Audit Committee Independence. The Board of Directors determined in 2012 that each current membership of the Audit Committee (as shown in the following table) is “independent,” as defined in the listing standards of the New York Stock Exchange. To be considered independent, a member of the Audit Committee must not (other than in his or her capacity as a director or committee member, and subject to certain other limited exceptions) either (a) accept directly or indirectly any consulting, advisory, or other compensatory fee from the Company or any subsidiary; or (b) be an affiliate of the Company or any subsidiary. The Audit Committee does not have a member who is a “financial expert” within the meaning of regulations issued by the Securities and Exchange Commission. The Company’s management believes that the combined experience and capabilities of the Audit Committee members are sufficient for the current and anticipated operations and needs of the Company. In this regard, the Board has determined that each Audit Committee member is “financially literate” and that at least one member has “accounting or related financial management expertise,” as all such terms are defined by the rules of the New York Stock Exchange.

Meetings and Membership. The Board held a total of 11 meetings during 2012 (including regularly scheduled and special meetings). The number of Board meetings increased significantly in 2011 and 2012 with the Independent Board members considering a potential consolidation transaction between the Company, Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc., the consideration and approval of a plan of merger with BRE Select Hotels Corp and due to the legal proceedings discussed in Item 3 of the Company’s Original Filing. The following table shows both the membership of the Company’s standing committees during 2012 and the number of meetings held during 2012:

Committee	Members of Committee During 2012	Number of Committee Meetings During 2012
Executive	Glade M. Knight*	0
	Bruce H. Matson
	Robert M. Wily
Audit	Michael S. Waters*	5
	Robert M. Wily
	Lisa B. Kern**
Compensation	Bruce H. Matson*	1
	Robert M. Wily
Special	Bruce H. Matson*	20
	Robert M. Wily
	Michael S. Waters
	Lisa B. Kern**

*	Indicates Chairperson, Michael S. Waters was elected Chair of the Audit Committee upon the resignation of Lisa B. Kern, who was previously the Chair.

**
Chairperson of Audit Committee during 2012, resigned from the Board effective February 11, 2013, due to a new employment position. Bruce Matson was appointed to fill her position on the Audit Committee.

Index

Attendance and Related Information. It is the policy of the Company that directors should attend each annual meeting of shareholders. All of the directors attended the 2012 annual meeting of shareholders. The Company also expects directors to attend each regularly scheduled and special meeting of the Board, but recognizes that, from time to time, other commitments may preclude full attendance. In 2012, each director attended at least 75% of the total number of those meetings of the Board of Directors that were held during the period in which he or she was a director. In addition, each director who served on a committee of the Board attended at least 75% of the total number of those meetings that were held by each applicable committee during the period of such service.

Audit Committee Report

The Audit Committee of the Board of Directors is composed of three directors. All three directors are independent directors as defined under “Committees of the Board.” The Audit Committee operates under a written charter that was adopted by the Board of Directors on October 16, 2008, and is annually reassessed and updated, as needed, in accordance with applicable rules of the Securities and Exchange Commission. The Audit Committee oversees the Company’s financial reporting process on behalf of the Board of Directors. In fulfilling its oversight duties, the Committee reviewed and discussed the audited financial statements for the fiscal year 2012 with management and the Company’s independent auditors, Ernst & Young LLP, including the quality and acceptability of the accounting principles, the reasonableness of significant judgments and the clarity of disclosure in the financial statements. The Audit Committee also reviewed management’s report on its assessment of the effectiveness of the Company’s internal control over financial reporting and Ernst & Young LLP’s report on the effectiveness of the Company’s internal control over financial reporting. Management is responsible for the preparation, presentation and integrity of the Company’s financial statements, accounting and financial reporting principles, internal controls, and procedures designed to assure compliance with accounting standards and applicable laws and regulations. Ernst & Young LLP is responsible for performing an independent audit of the consolidated financial statements in accordance with generally accepted auditing standards.

The Audit Committee also has discussed with the independent auditors the matters required to be discussed pursuant to Public Company Accounting Oversight Board (PCAOB) AU 380, “Communication with Audit Committees.” Additionally, the Audit Committee has received the written disclosures and letter from the independent auditors required by PCAOB Ethics and Independence Rule 3526, Communications with Audit Committees Concerning Independence, and has discussed with the independent auditors, the independent auditors’ independence. The Audit Committee has considered whether the provision of non-audit services (none of which related to financial information systems design and implementation) by the independent auditors is compatible with maintaining the auditors’ independence. Based on the review and discussions described in this Report, and subject to the limitations on its role and responsibilities described below and in its charter, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

The members of the Audit Committee are not experts in accounting or auditing and rely without independent verification on the information provided to them and on the representations made by management and the independent auditors. Accordingly, the Audit Committee’s oversight does not provide an independent basis to determine that the Company’s financial statements have been prepared in accordance with generally accepted accounting principles.

Michael S. Waters, Chairperson
Bruce H. Matson
Robert M. Wily

Section 16(a) Beneficial Ownership Reporting Compliance

The Company’s directors and executive officers, and any persons holding more than 10% of the outstanding Common Shares, have filed reports with the Securities and Exchange Commission with respect to their initial ownership of Common Shares and any subsequent changes in that ownership. The Company believes that during 2012 each of its officers and directors complied with any applicable filing requirements.

Index

In making this statement, the Company has relied solely on written representations of its directors and executive officers and copies of reports that they have filed with the Securities and Exchange Commission. In 2012 no person held more than 10% of the outstanding Common Shares.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

General Philosophy

All of the Company’s employees are employed through a wholly owned subsidiary of the Company, Apple Fund Management, LLC (“AFM”), whose costs and employees are shared across a number of related parties.  The entities that utilize the resources of AFM are: the Company, Apple Six Advisors, Inc. (“A6A”), Apple Six Realty Group, Inc. (“A6RG”), Apple Suites Realty Group, Inc. (“ASRG”), Apple REIT Seven, Inc. (“A7”), Apple Seven Advisors, Inc. (“A7A”), Apple REIT Eight, Inc. (“A8”), Apple Eight Advisors, Inc. (“A8A”), Apple REIT Nine, Inc. (“A9”), Apple Nine Advisors, Inc. (“A9A”), Apple REIT Ten, Inc. (“A10”) and Apple Ten Advisors, Inc. (“A10A”). AFM receives its direction for staffing and compensation from the advisory companies (A6A, A7A, A8A, A9A, A10A, ASRG and A6RG, collectively “advisors”), each of which is wholly owned by Glade M. Knight.  See also Item 13 Certain Relationship and Related Transactions, and Director Independence below for further discussion of the cost sharing structure.

AFM’s executive compensation philosophy is to attract, motivate and retain a superior management team. AFM’s compensation program rewards each senior manager for their contributions to the various companies. In addition, AFM uses annual incentive benefits that are designed to be competitive with comparable employers and to align management’s incentives with the interests of the Company and its shareholders.

With the exception of the Company’s Chief Executive Officer, the Company’s senior management is compensated through a mix of base salary and bonus designed to be competitive with comparable employers. The Company has not utilized stock based awards or long-term compensation for senior management. AFM and the Company believe that a simplistic approach to compensation better matches the objectives of all stakeholders. As discussed above each member of the senior management team performs similar functions for A7, A8, A9, A10, and the advisors. As a result, each senior manager’s total compensation paid by the Company is proportionate to the estimated amount of time devoted to activities associated with the Company. The Chief Executive Officer is Chairman of the Board of Directors, Chief Executive Officer and sole shareholder of the advisors, each of which has various agreements with the Company and A7, A8, A9 and A10. During 2012, the advisors received fees of approximately $12.9 million from A6, A7, A8, A9 and A10. The Compensation Committee of the Board of Directors and AFM considers these agreements when developing the Chief Executive Officer’s compensation. As a result, the Company’s Chief Executive Officer has historically been compensated a minimal amount by AFM and thus the allocated share to the Company has been minimal. Annually, the advisors develop the compensation targets of senior management (as well as goals and objectives) with input from other members of senior management and review these items with the Compensation Committee of the Board of Directors. Also, in 2012, the Compensation Committee considered the shareholder support for the “say-on-pay” proposal received at the 2012 annual meeting of shareholders. As a result, the Compensation Committee continued to apply the same effective principles and philosophy it has used in previous years in determining executive compensation and will continue to consider shareholder concerns and feedback in the future.

The compensation of the executive officers is allocated to the participating companies as discussed above. The Company’s Compensation Committee reviews at least annually the total compensation of the executive officers and the Company’s proportionate share. The executive officer’s total compensation is partially based on the performance of each company included in the allocation using FFO as a guide.

Index

Base and Incentive Salaries

The process of establishing each senior manager’s compensation involves establishing an overall targeted amount based on the senior manager’s overall responsibilities and allocating that total between base and incentive compensation. The overall target is developed using comparisons to compensation paid by other public hospitality REITs, and consideration of each individual’s experience in their position and the industry, the risks and deterrents associated with their position and the anticipated difficulty to replace the individual. It is the advisors’ intention to set this overall target sufficiently high to attract and retain a strong and motivated leadership team, but not so high that it creates a negative perception with our other stakeholders. Once the overall target is established, approximately 75% of that number is allocated to base salary and the remaining 25% is allocated to incentive compensation. The incentive compensation is then allocated 50% to the overall performance of each participating entity (typically Funds From Operations (FFO) targets based on the companies’ current annual budget) and 50% to each individual’s subjective performance objectives. The base compensation and incentive compensation has been allocated through the allocation discussed above which is based on the overall estimated time and use of the personnel and not based on specific performance of an individual or individual entity.

Change in Control Benefits

AFM has established an Executive Severance Pay Plan (“the Plan”) and Employee Severance Plan to provide protection to each employee (excluding the Chief Executive Officer) in case of a significant change in ownership. The Plan is intended to provide an incentive to each employee to work through any change in ownership and not leave AFM if another longer term opportunity arises. Each employee is only eligible for the benefits if a significant change in ownership of the Company occurs and the employee is terminated within one year of the change in ownership, for any reason other than good cause, and is not offered employment by one of the Company’s affiliated companies (A7, A8, A9, A10, ASRG, A6RG, A6A, A7A, A8A, A9A or A10A, or any other company organized by Glade M. Knight). Significance of change in ownership, good cause and termination are defined in the Plan document.

The senior management severance benefits are: (i) to the extent not previously paid, the salary and any accrued paid time off through the date of the termination; (ii) an amount equal to the product of (a) the annual bonus for the calendar year immediately preceding the calendar year in which the termination occurs multiplied by (b) a fraction, the numerator of which is the number of days employed by AFM during the calendar year in which the change in control occurs, and the denominator of which is 365; and (iii) an amount equal to 2.5 times the sum of the senior manager’s annual base salary and annual bonus.

In addition, following a significant change in control and a termination, the senior manager (if entitled to severance benefits) will become fully vested in any and all stock incentive awards granted to the senior manager (if any are ever issued) under any plan or otherwise which have not become exercisable as of the date of the change in control and all stock options (including options vested as of the change in control) will remain exercisable until the applicable option expiration date.

AFM also will arrange to provide, for a period of one year from the senior manager’s termination, the senior manager and his family benefits (including, without limitation, medical, dental, health, disability, individual life and group life insurance benefits) that are at least as favorable as those provided under the most favorable plans of AFM applicable with respect to the senior manager and their family during either (i) the 90-day period immediately preceding the change in control, or (ii) the 90-day period immediately preceding the senior manager’s termination date. Notwithstanding the foregoing, if the senior manager obtains comparable coverage under any benefits provided by another employer, then the amount of coverage required to be provided by AFM will be reduced by the amount of coverage provided by such other employer’s benefit plans.

Also, AFM will, at its sole expense, pay on behalf of each senior manager, as incurred, up to $15,000 in fees and costs charged by a nationally recognized outplacement firm selected by the senior manager to provide outplacement service for one year after the termination date.

Index

As of December 31, 2012 if a termination event had occurred each senior manager would have been offered employment by another one of the related companies, therefore no amounts would have been payable under the plan.  As discussed further below in Item 13 Certain Relationship and Related Transactions, and Director Independence, in connection with the Merger Agreement, AFM would be transferred to A9A and no employees would be terminated.

Perquisites and Other Benefits

Senior management may participate in AFM’s other benefit plans on the same terms as other employees. These plans include medical and dental insurance, life and disability insurance and 401K plan. As noted in the Summary Compensation Table below, the Company provides limited perquisites to its senior managers.

Consideration Provided by A6A

As discussed above under Item 13 Certain Relationships and Agreements, and Director Independence separate and apart from the compensation allocation arrangements described above, certain consideration is provided by A6A to certain executive officers of the Company. This consideration does not necessarily relate to any work done for the Company and, unlike the salary, bonus and benefit plan compensation described above, is not a cost of the Company that is reimbursed under the advisory contract. The amount allocated from the advisory fee to each of these individuals is included in the “All Other Compensation” column of the Summary Compensation Table below. The Company would like to emphasize to the reader that these amounts are not to be added to the amount of the advisory fee and the compensation costs reimbursed to AFM on behalf of A6A when considering the total outflows of cash from the Company to A6A and to the executive officers. Doing so would result in duplication of these amounts. Instead, these amounts are paid directly by A6A, which is wholly-owned by Glade Knight, and are not in addition to the advisory fee paid to A6A.

Summary Compensation Table

Name	Position	Year	Salary(1)	Bonus(1)	All Other Compensation(2)	Total(3)
Glade Knight	Chief Executive Officer	2012	$10,000	115	$304,034	$1,314,149
		2011	10,000	157	785,373	795,781
		2010	12,500	203	786,373	799,076

Bryan Peery	Executive Vice President,	2012	51,000	12,839	4,370	68,209
	Chief Financial Officer	2011	51,000	12,875	5,769	69,644
		2010	50,000	10,147	6,292	66,439

Justin Knight	President	2012	69,300	14,965	406,723	490,988
		2011	69,300	10,046	247,112	326,458
		2010	86,625	12,558	249,041	348,224

David McKenney	President, Capital Markets	2012	69,300	14,953	406,723	490,976
		2011	69,300	10,046	247,112	326,458
		2010	86,625	12,558	249,429	348,612

Kristian Gathright	Executive Vice President,	2012	60,000	15,109	406,418	481,527
	Chief Operating Officer	2011	60,000	10,147	247,241	317,388
		2010	52,084	12,684	248,381	313,149

(1)	The amounts in the Salary and Bonus columns, and a portion of the amounts in the All Other Compensation column represent Apple REIT Six’s allocated share of each officer’s total compensation from AFM.

Index

(2)
Includes the portion of the health insurance, life and disability insurance, parking and 401K match paid by the Company. Also includes consideration provided pursuant to an agreement entered into by certain executive officers and A6A and discussed under Item 13 Certain Relationship and Related Transactions, and Director Independence. Under this agreement, the following individuals have received (or in the case of Glade M. Knight, who is the owner of A6A, retained) consideration which is calculated based on a percentage of the advisory fees paid to A6A, as follows: Glade M. Knight (52%); David McKenney (16%); Justin Knight (16%) and Kristian Gathright (16%). The Company would like to emphasize to the reader that these amounts are not to be added to the amount of the advisory fee and the compensation costs reimbursed to AFM on behalf of A6A when considering the total outflows of cash from the Company to A6A and to the executive officers. Doing so would result in duplication of these amounts. Instead, the amounts set forth below are paid directly by A6A, which is wholly-owned by Glade Knight, and are not in addition to the advisory fee paid to A6A. The amounts included in this column that represent consideration to an officer from A6A were:

	2012	2011	2010
Glade Knight	$1,300,902	$781,474	$782,023
Bryan Peery	—	—	—
Justin Knight	400,277	240,453	240,622
David McKenney	400,277	240,453	240,622
Kristian Gathright	400,277	240,453	240,622

(3)	As discussed above, represents Apple REIT Six’s allocated share of each officer’s total compensation from AFM, plus the consideration provided by A6A to the officer as discussed in Note 2 above.

Compensation Committee Report

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 1 on Form 10-K.

The Compensation Committee:
Bruce H. Matson, Chairman
Robert M. Wily

Compensation of Directors

The director’s compensation is reviewed and approved annually by the Board of Directors. During 2012, the directors of the Company were compensated as follows:

All Directors in 2012. All directors were reimbursed by the Company for travel and other out-of-pocket expenses incurred by them to attend meetings of the directors or a committee and in conducting the business of the Company.

Independent Directors in 2012. The independent directors (classified by the Company as all directors other than Mr. Knight) received annual directors’ fees of $15,000, plus $1,000 for each meeting of the Board attended and $1,000 for each committee meeting attended and $1,500 for each special meeting attended in regards to the Company’s consideration of a potential consolidation. Additionally, the Chair of the Audit Committee received an additional fee of $2,500 in 2012 and the Chair of the Compensation Committee received an additional fee of $1,500 in 2012. Under the Company’s Non-Employee Directors’ Stock Option Plan, each non-employee director received options to purchase 18,214 Units, exercisable at $11.00 per Unit.

Non-Independent Director in 2012. Mr. Knight received no compensation from the Company for his services as a director.

Index

Director Summary Compensation

Director	Year	Fees Earned	Option Awards(1)	Total
Lisa B. Kern(2)	2012	$58,500	$22,780	$81,280
Bruce H. Matson	2012	54,000	22,780	76,780
Michael S. Waters	2012	61,000	22,780	83,780
Robert M. Wily	2012	62,000	22,780	84,780
Glade M. Knight	2012	—	—	—

(1)	The amounts in this column reflect the grant date fair value determined in accordance with FASB ASC Topic 718.
(2)	Resigned from the Board effective February 11, 2013 due to a new employment position.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Title of Class(1)	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(2)	Percent of Class
Common Shares	Michael S. Waters	145,029	*
(voting)	Bruce H. Matson	145,029	*
	Robert M. Wily	145,029	*
	Glade M. Knight	15,360	*
	Above directors and executive officers as a group	450,447	*
Series A	Michael S. Waters	145,029	*
Preferred Shares	Bruce H. Matson	145,029	*
(non-voting)	Robert M. Wily	145,029	*
	Glade M. Knight	15,360	*
	Above directors and executive officers as a group	450,447	*
Series B Convertible	Glade M. Knight	240,000	100%
Preferred Shares
(non-voting)

*	Less than one percent of class.

(1)
All individuals listed in the table are directors. Executive officers not listed above for a particular class of securities hold no securities of such class. Each Unit consists of one Common Share and one Series A Preferred Share. The Series A Preferred Shares have no voting rights and are not separately tradable from the Common Shares to which they relate.

(2)
Amounts shown for individuals other than Glade M. Knight consist entirely of securities that may be acquired upon the exercise of options, although no options have been exercised to date. The Series B Convertible Preferred Shares (the “B Shares”) are convertible into Common Shares upon the occurrence of certain events, under a formula which is based on the gross proceeds raised by the Company during its best efforts offering of Units. Mr. Knight has agreed to assign to certain executive officers of the Company, the benefits (if any) associated with specified percentages of his B Shares. Such benefits include the right of conversion upon the happening of the following events: (1) substantially all of the Company’s assets, shares or business is sold or transferred through exchange, merger, consolidation, lease, share exchange, sale or otherwise, other than a sale of assets in liquidation, dissolution or winding up of the Company’s business; or (2) the termination or expiration without renewal of the advisory agreement with A6A or if the Company ceases to use A6RG to provide property acquisition and disposition services; or (3) the Company’s common shares are listed on any securities exchange or quotation system or in any established market. The assignees do not have any voting or disposal rights with respect to the B Shares unless and until one of the foregoing events occurs. The percentage of Glade M. Knight’s B Shares whose benefits were assigned to the executive officers was as follows: David McKenney (6.27%); Justin Knight (6.27%); Kristian Gathright (6.27%) and Bryan Peery (0.78%).

Index

Item 13.	Certain Relationship and Related Transactions, and Director Independence

Related Party Transactions

The Company has significant transactions with related parties. These transactions may not have arms-length terms, and the results of the Company’s operations might be different if these transactions had been conducted with unrelated parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to these contracts, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section and no new significant related party transactions during 2012 (other than the agreements executed as a result of the merger as discussed below). The Board of Directors is not required to approve each individual transaction that falls under a related party relationship, however under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The Company has a wholly owned subsidiary, Apple Fund Management, LLC (“AFM”), that was formed to provide employee personnel, including the executive officers of the Company, for a number of related parties. AFM was created to be a cost sharing entity only with no intent or expectation of profit. All of the costs of AFM are allocated to and reimbursed by the entities that utilize its resources. The entities that utilize the resources of AFM are: the Company, Apple Six Advisors, Inc. (“A6A”), Apple Six Realty Group, Inc. (“A6RG”), Apple Suites Realty Group, Inc. (“ASRG”), Apple REIT Seven, Inc. (“A7”), Apple Seven Advisors, Inc. (“A7A”), Apple REIT Eight, Inc. (“A8”), Apple Eight Advisors, Inc. (“A8A”), Apple REIT Nine, Inc. (“A9”), Apple Nine Advisors, Inc. (“A9A”), Apple REIT Ten, Inc. (“A10”) and Apple Ten Advisors, Inc. (“A10A”). AFM receives its direction for staffing and compensation from the advisory companies (A6A, A7A, A8A, A9A, A10A, ASRG and A6RG, collectively “advisors”) each of which is wholly owned by Glade M. Knight. Although there is a potential conflict on time allocation of personnel due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement allows the companies to share costs yet attract and retain superior executives and staff. The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements. Amounts reimbursed to the Company include both compensation for personnel and “overhead” (office rent, utilities, benefits, office supplies, etc.) utilized by the companies. Since the employees of AFM may also perform services for the advisors, individuals, including executive officers, have received and may receive consideration directly from the advisors as part of the advisors’ operating costs. The Company’s as well as the other REIT’s Compensation Committees annually review the staffing and compensation of AFM and the overall allocation to the specific REIT’s and advisors for reasonableness. The Company received total reimbursement in 2012 of approximately $8.0 million. The Company’s net share of the allocated cost for these support services was approximately $1.8 million in 2012. As part of this arrangement, the day to day transactions may result in amounts due to or from the related parties. To effectively manage cash disbursements, the individual companies may make payments for any or all of the related companies. The amounts due to or from the related companies are reimbursed or collected and are not significant in amount.

The net amount allocated to the Company is based on the estimated proportionate use of the staff and overhead of AFM by the Company, acting on behalf of the Company. The staffing of AFM is based on the needs of all companies participating in the allocation and will increase or decrease according to the needs of the participating companies. The amounts allocated to the Company are at least annually reviewed by the Company’s Compensation Committee for reasonableness. If the allocated costs were greater than what they would be if the Company did not share its administrative staff or if the advisor did not otherwise perform under the terms of the advisory agreement, the Company could terminate the advisory agreement and thus would no longer have a fee payable to A6A and would reduce the existing resources used through AFM by other companies.

The Company has contracted with A6RG to provide brokerage services for the acquisition and disposition of real estate assets. A6RG is wholly-owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. In accordance with the contract, A6RG is paid a fee equal to 2% of the gross purchase or sales price (as applicable) of any acquisitions or dispositions of real estate investments, subject to certain conditions. Total payments to A6RG for services under the terms of this contract have been approximately $16.9 million since 2004. During 2012, the Company paid approximately $16,000 in fees to A6RG for the purchase of the land located at the Residence Inn hotel in Columbus, Georgia, which had previously been leased from a third party.

Index

The Company also has contracted with A6A, a company wholly-owned by Glade M. Knight, to advise the Company and provide day-to-day management services and due-diligence services on acquisitions. The aggregate amount paid by the Company to A6A in 2012 was approximately $2.5 million. As discussed above, AFM through its relationship with A6A, provides the personnel necessary to perform the day to day management of the Company.

Separate and apart from the cost allocation and reimbursement arrangements described above, during 2011, certain consideration was provided by A6A to certain executive officers of the Company. This consideration is not a cost of the Company. This consideration is provided pursuant to an agreement entered into by the applicable executive officers and A6A. Under this agreement, the following individuals have received and may continue to receive (or in the case of Glade M. Knight, retain) consideration which is calculated based on a percentage of the advisory fees paid to A6A, as follows. Glade M. Knight (52%); David McKenney (16%); Justin Knight (16%) and Kristian Gathright (16%). The amount allocated from the advisory fee to each of these individuals is included in the “All Other Compensation” column of the Summary Compensation Table in Item 11.

The Company has a 26% equity investment in Apple Air Holding, LLC (“Apple Air”). The other members of Apple Air are Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Through its equity investment the Company has access to Apple Air’s aircraft for asset management and renovation purposes. The Company’s equity investment in Apple Air was approximately $1.5 million at December 31, 2012. The Company has recorded its share of income or losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the year ended December 31, 2012 the Company recorded a loss of approximately $0.2 million, which primarily relates to the depreciation of the aircraft.

The Company has incurred legal fees associated with the Legal Proceedings discussed in its Original Filing. The Company also incurs other professional fees such as accounting, auditing and reporting. These fees are included in general and administrative expense in the Company’s consolidated statements of operations. To be cost effective, the services received by the Company are shared as applicable across the Apple REIT Entities. The professionals cannot always specifically identify their fees for one company; therefore, management allocates these costs across the companies that benefit from the services. The total costs for the legal matters discussed in its Original Filing for all of the Apple REIT Entities was approximately $7.3 million in 2012, of which $1.6 million was allocated to the Company.

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

Nelson G. Knight (Glade M. Knight’s son and Justin G. Knight’s brother) is an employee of AFM and the portion of his annual salary allocable to the Company is less than $120,000.

Index

Director Independence

The Company’s Board of Directors has determined that all of the Company’s directors, except Mr. Knight, are “independent” within the meaning of the rules of the New York Stock Exchange (which the Company, although not listed on a national exchange, has adopted for purposes of determining such independence). In making this determination, the Board considered all relationships between the applicable director and the Company, including commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships.

The Board has adopted a categorical standard that a director is not independent (a) if he or she receives any personal financial benefit from, on account of or in connection with a relationship between the Company and the director (excluding directors fees and options); (b) if he or she is a partner, officer, employee or managing member of an entity that has a business or professional relationship with, and that receives compensation from, the Company; or (c) if he or she is a non-managing member or shareholder of such an entity and owns 10% or more of the membership interests or common stock of that entity. The Board may determine that a director with a business or other relationship that does not fit within the categorical standard described in the immediately preceding sentence is nonetheless independent, but in that event, the Board is required to disclose the basis for its determination in the Company’s then current annual proxy statement. In addition, the Board has voluntarily adopted, based on rules of the New York Stock Exchange, certain conditions that prevent a director from being considered independent while the condition lasts and then for three years thereafter.

Item 14.	Principal Accounting Fees and Services

The firm of Ernst & Young LLP served as independent auditors for the Company in 2012. Independent accounting fees for the last fiscal year are shown in the table below:

Year	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2012	$275,199	$19,200	—	—
2011	$274,700	—	—	—

All services rendered by Ernst & Young LLP are permissible under applicable laws and regulations and the annual audit of the Company was pre-approved by the Audit Committee, as required by applicable law. The nature of each of the services categorized in the preceding table is described below:

Audit Fees. These are fees for professional services rendered for the audit of the Company’s annual financial statements included in the Company’s Form 10-K, reviews of the financial statements included in the Company’s Form 10-Q filings or services normally provided by the independent auditor in connection with statutory or regulatory filings or engagements and other accounting and financial reporting work necessary to comply with the standards of the PCAOB and fees for services that only the Company’s independent auditor can reasonably provide.

Audit-Related Fees. These are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. Such services include accounting consultations, internal control reviews, audits in connection with acquisitions, attest services related to financial reporting that are not required by statute or regulation and required agreed-upon procedure engagements.

Tax Fees. Such services include tax compliance, tax advice and tax planning.

All Other Fees. These are fees for other permissible work that does not meet the above category descriptions. Such services include information technology and technical assistance provided to the Company. Generally, this category would include permitted corporate finance assistance, advisory services and licenses to technical accounting research software.

These accounting services are actively monitored (as to both spending level and work content) by the Audit Committee to maintain the appropriate objectivity and independence in the core area of accounting work by Ernst & Young LLP, which is the audit of the Company’s consolidated financial statements.

Pre-Approval Policy for Audit and Non-Audit Services. In accordance with the Sarbanes-Oxley Act of 2002, all audit and non-audit services provided to the Company by its independent auditors must be pre-approved by the Audit Committee. As authorized by that statute, the Audit Committee has delegated to the Chairperson of the Audit Committee the authority to pre-approve up to $25,000 in audit and non-audit services. This authority may be exercised when the Audit Committee is not in session. Any decisions by the Chairperson of the Audit Committee under this delegated authority will be reported at the next meeting of the Audit Committee. All services reported in the preceding fee-table for fiscal years 2011 and 2012 were pre-approved by the full Audit Committee, as required by then applicable law.

Index

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(1)  Financial Statements

The following documents were previously filed as part of the Form 10-K:

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

Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

The following documents were previously filed as part of the Form 10-K:
Schedule III – Real Estate and Accumulated Depreciation

(3) Exhibits

EXHIBIT INDEX

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

APPLE REIT SIX, INC.

By:	/s/ GLADE M. KNIGHT	Date: April 15, 2013
Glade M. Knight, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: April 15, 2013
Bryan Peery, Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Index