Form 10-Q
period 2013-03-31
APPLE REIT SIX INC
filed 2013-05-06
CIK 1277151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Number of registrant’s common shares outstanding as of May 1, 2013: 91,226,580

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

Index

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

APPLE REIT SIX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2013	2012
	(unaudited)
Assets
Investment in real estate, net of accumulated depreciation of $224,313 and $216,910, respectively	$726,894	$729,108
Restricted cash-furniture, fixtures and other escrows	947	1,459
Due from third party manager, net	11,056	7,546
Other assets, net	2,176	2,257
Total Assets	$741,073	$740,370

Liabilities
Credit facility	$25,470	$34,470
Mortgage debt	23,805	23,947
Accounts payable and accrued expenses	7,249	7,306
Total Liabilities	56,524	65,723

Shareholders' Equity
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	0	0
Series A preferred stock, no par value, authorized 200,000,000 shares; issued and outstanding 91,226,580 and 91,226,580 shares, respectively	0	0
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 91,226,580 and 91,226,580 shares, respectively	899,958	899,958
Distributions greater than net income	(215,433)	(225,335)
Total Shareholders' Equity	684,549	674,647

Total Liabilities and Shareholders' Equity	$741,073	$740,370

See notes to consolidated financial statements.

Index

APPLE REIT SIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2013	2012

Revenues:
Room revenue	$54,274	$53,918
Other revenue	4,007	4,072
Reimbursed expenses	1,893	1,913
Total revenue	60,174	59,903

Expenses:
Operating expense	15,686	15,283
Hotel administrative expense	4,837	4,927
Sales and marketing	4,881	4,730
Utilities	2,278	2,261
Repair and maintenance	2,775	2,791
Franchise fees	2,461	2,413
Management fees	1,950	1,944
Property taxes, insurance and other	3,226	3,047
General and administrative	1,604	1,716
Merger transaction costs	669	681
Reimbursed expenses	1,893	1,913
Depreciation expense	7,403	8,007
Total expenses	49,663	49,713

Operating income	10,511	10,190

Interest expense, net	(514)	(822)

Income before income taxes	9,997	9,368

Income tax expense	(95)	(88)

Net income	$9,902	$9,280

Basic and diluted net income per common share	$0.11	$0.10

Weighted average common shares outstanding - basic and diluted	91,227	91,082

See notes to consolidated financial statements.

Index

APPLE REIT SIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2013	2012

Cash flows from operating activities:
Net income	$9,902	$9,280
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	7,403	8,007
Amortization of deferred financing costs, fair value adjustments and other non-cash expenses, net	57	148
Changes in operating assets and liabilities:
Increase in due from third party managers, net	(3,510)	(4,990)
Increase (decrease) in other assets, net	302	(1,104)
Increase in accounts payable and accrued expenses	1,138	751
Net cash provided by operating activities	15,292	12,092

Cash flows from investing activities:
Capital improvements	(6,391)	(3,056)
Net decrease (increase) in cash restricted for property improvements	241	(54)
Net cash used in investing activities	(6,150)	(3,110)

Cash flows from financing activities:
Net proceeds related to issuance of Units	0	5,399
Redemptions of Units	0	(5,052)
Distributions paid to common shareholders	0	(18,026)
Net proceeds from (payments on) credit facility	(9,000)	8,850
Payments of mortgage debt	(142)	(185)
Net cash used in financing activities	(9,142)	(9,014)

Net change in cash and cash equivalents	0	(32)

Cash and cash equivalents, beginning of period	0	32

Cash and cash equivalents, end of period	$0	$0

See notes to consolidated financial statements.

Index

APPLE REIT SIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Organization and Summary of Significant Accounting Policies

Organization

Apple REIT Six, Inc., together with its wholly owned subsidiaries (the “Company”), is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company was formed to invest in income-producing real estate in the United States. Initial capitalization occurred on January 20, 2004 and operations began on May 28, 2004 when the Company acquired its first hotel. The Company concluded its best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) in March 2006. The Company’s fiscal year end is December 31. The Company has no foreign operations or assets and its operating structure includes only one segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. As of March 31, 2013, the Company owned 66 hotels located in 18 states with an aggregate of 7,658 rooms.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its 2012 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2013.

Use of Estimates

The preparation of the financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the 2012 consolidated financial statements have been reclassified to conform with the 2013 presentation with no effect on previously reported net income or shareholders’ equity.

Earnings per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the period. Diluted earnings per common share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. There were no potential common shares with a dilutive effect for the three months ended March 31, 2013 or 2012. As a result, basic and dilutive outstanding shares were the same. Series B convertible preferred shares are not included in earnings per common share calculations until such time that such shares are eligible to be converted to common shares.

Index

2.  Merger

On November 29, 2012, the Company entered into a definitive merger agreement (the “Merger Agreement”) to be acquired by BRE Select Hotels Corp (“BRE Select Hotels”), a newly formed affiliate of Blackstone Real Estate Partners VII L.P. (the “Merger”). Under the Merger Agreement, each issued and outstanding Unit and each share of Series B convertible preferred stock of the Company (on an as converted basis), other than any dissenting shares, will be converted into the right to receive consideration with a stated value of $11.10 per Unit consisting of (i) $9.20 in cash, without interest, and (ii) one share of 7% Series A Cumulative Redeemable Preferred Stock of BRE Select Hotels having an initial liquidation preference of $1.90 per share (the “New Preferred Shares”). The stated value of the transaction based on the outstanding Units and as converted Series B convertible preferred stock at March 31, 2013 is approximately $1.1 billion, including approximately $64.4 million related to the Series B convertible preferred stock which would be recorded as expense at the time of the Merger.

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

The Company’s dividend reinvestment and share redemption programs were suspended upon the execution of the Merger Agreement. Also, in accordance with the Merger Agreement, the Company suspended dividend payments. A shareholder meeting is scheduled for May 9, 2013 to vote on the transaction. The Merger Agreement contains various closing conditions, including shareholder approval. As a result, there can be no assurance that the Merger will close. If the closing conditions are satisfied, it is anticipated that the Merger will close during the second quarter of 2013. Under the Merger Agreement, the Company may terminate the Merger Agreement in certain circumstances. However the Company may be required to pay a fee of $20 million to an affiliate of BRE Select Hotels, plus certain expenses not to exceed $5 million. In certain other circumstances, the Merger Agreement provides for an affiliate of BRE Select Hotels to pay the Company a fee of $35 million upon termination of the Merger Agreement, plus certain expenses not to exceed $5 million. All costs related to the proposed Merger transaction are being expensed in the period they are incurred and are included in Merger transaction costs in the Company’s consolidated statements of operations. In connection with these activities, the Company incurred $0.7 million in expenses for the three months ended March 31, 2013.

3.  Credit Facility

The Company has a $60 million unsecured credit facility with a commercial bank that is utilized for working capital, hotel renovations, and other general corporate funding purposes, including the payment of redemptions and distributions (as discussed above, under the Merger Agreement redemptions and distributions have been suspended). The outstanding principal is required to be paid by the maturity date of September 8, 2013 and may be prepaid without penalty. Interest payments are due monthly and the interest rate is equal to the applicable LIBOR (the London Interbank Offered Rate) plus 3.5%. The credit facility also has an unused fee of 0.35% if the average outstanding quarterly balance is greater than $30 million and 0.5% if the average outstanding quarterly balance is less than $30 million. The outstanding balance on the credit facility as of March 31, 2013 and December 31, 2012 was $25.5 million and $34.5 million and its interest rate was 3.75%. The credit facility has two primary financial covenants, which are: a) at the end of each calendar quarter, the shareholder payout ratio, as defined in the loan documents, cannot exceed 100%, and b) the Company maintain a minimum net worth, as defined in the loan documents, greater than $500 million. The Company was in compliance with each of these covenants at March 31, 2013. In the event the Merger does not occur, the Company intends to refinance the credit facility. If the Company is unable to complete a refinancing the outstanding balance of the credit facility would be payable in September 2013 to the lender.

4.  Fair Value of Financial Instruments

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of the debt obligation with similar credit terms and credit characteristics which are Level 3 inputs. Market rates take into consideration general market conditions and maturity. As of March 31, 2013, the carrying value and estimated fair value of the Company’s debt was approximately $49.3 million and $50.4 million. As of December 31, 2012, the carrying value and estimated fair value of the Company’s debt was $58.4 million and $59.6 million. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

Index

5.  Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arm’s length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section and no new significant related party transactions during the three months ended March 31, 2013. The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“A6A”), pursuant to which A6A provides management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled $0.6 million for each of the three months ended March 31, 2013 and 2012.

Through its wholly-owned subsidiary, Apple Fund Management, LLC (“AFM”), the Company provides support services to Apple Six Realty Group (“A6RG”), Apple Suites Realty Group, Inc. (“ASRG”), A6A, Apple Seven Advisors, Inc. (“A7A”), Apple REIT Seven, Inc., Apple Eight Advisors, Inc. (“A8A”), Apple REIT Eight, Inc., Apple Nine Advisors, Inc. (“A9A”), Apple REIT Nine, Inc., Apple Ten Advisors, Inc. (“A10A”) and Apple REIT Ten, Inc. A7A provides day to day advisory and administrative functions for Apple REIT Seven, Inc. A8A provides day to day advisory and administrative functions for Apple REIT Eight, Inc. A9A provides day to day advisory and administrative functions for Apple REIT Nine, Inc. A10A provides day to day advisory and administrative functions for Apple REIT Ten, Inc. A6RG provides real estate brokerage services to the Company. ASRG provides real estate brokerage services to Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. Each of these companies has agreed to reimburse the Company for its costs in providing these services. A6RG, ASRG, A6A, A7A, A8A, A9A, and A10A (collectively the “Advisors”) are 100% owned by Glade Knight, the Company’s Chairman and Chief Executive Officer. For the three months ended March 31, 2013 and 2012, the Company received reimbursement of its costs totaling $1.9 million for each period from the participating entities. The Company’s net allocated cost for these support services was approximately $0.5 million and $0.3 million for the three months ended March 31, 2013 and 2012. As part of this arrangement, the day to day transactions may result in amounts due to or from the noted related parties. To effectively manage cash disbursements, the individual companies may make payments for any or all of the related companies. The amounts due to or from the related companies are reimbursed or collected and are not significant in amount.

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

Index

In addition to owning the Advisors discussed above, Mr. Knight is Chairman and Chief Executive Officer of Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.  Members of the Company’s Board of Directors are also on the boards of Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

The Company has incurred legal fees associated with the Legal Proceedings and Related Matters discussed herein. The Company also incurs other professional fees such as accounting, auditing and reporting. These fees are included in general and administrative expense in the Company’s consolidated statements of operations. To be cost effective, these services received by the Company are shared as applicable across the Company, Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc., and Apple REIT Ten, Inc. (“the Apple REIT Companies”). The professionals cannot always specifically identify their fees for one company; therefore management allocates these costs across the companies that benefit from the services. As a result of the Merger, the Company entered into a formal agreement with the other Apple REIT Companies for its share of costs associated with the Legal Proceedings and the SEC investigation where the Company will pay 20% of the total costs related to the Legal Proceedings and 25% of the total costs related to the SEC investigation. Total costs for these legal matters (discussed further in Note 7) for all of the Apple REIT Companies was approximately $0.8 million for the three months ended March 31, 2013, of which $0.2 million was allocated to the Company.

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

Included in other assets, net on the Company’s consolidated balance sheet is a 26% equity investment in Apple Air Holding, LLC (“Apple Air”). The other members of Apple Air are Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Through its equity investment the Company has access to Apple Air’s aircraft for asset management and renovation purposes. The Company’s equity investment was approximately $1.5 million at both March 31, 2013 and December 31, 2012. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the three months ended March 31, 2013 and 2012, the Company recorded a loss of approximately $57,000 and $42,000 as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in general and administrative expense in the Company’s consolidated statements of operations.

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

6.  Shareholders’ Equity

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

Distributions and Redemptions

In accordance with the Merger Agreement, the Company suspended distributions and redemptions to shareholders in December 2012. In the event the Merger does not occur, the Company plans to reinstate its monthly distribution to shareholders, including its Dividend Reinvestment Plan and its quarterly Unit Redemption Program. Prior to the Merger Agreement, the Company’s annual distribution rate was $0.792 per common share and was paid monthly. For the three months ended March 31, 2012, the Company made distributions of $0.198 per common share for a total of $18.0 million, including the issuance of approximately 0.5 million Units, representing $5.4 million in proceeds to the Company, under its Dividend Reinvestment Plan. For the three months ended March 31, 2012, the Company redeemed 0.5 million Units in the amount of $5.1 million under the Unit Redemption Program.

7.  Legal Proceedings and Related Matters

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

On April 18, 2012, the Company, and the other defendants moved to dismiss the consolidated complaint in the In re Apple REITs Litigation. The briefing period for the motions to dismiss was completed on July 13, 2012.

By Order entered on March 31, 2013 and opinion issued on April 3, 2013, the Court dismissed the consolidated complaint in its entirety with prejudice and without leave to amend. Plaintiffs filed a Notice of Appeal to the Second Circuit Court of Appeals on April 12, 2013. The Company believes that any claims against it, its officers and directors and other Apple REIT Companies are without merit, and intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

The Securities and Exchange Commission (“SEC”) staff has been conducting a non-public investigation, which is focused principally on the adequacy of certain disclosures in the Company's filings with the SEC beginning in 2008, as well as the Company's review of certain transactions involving the Company and the other Apple REIT Companies. The Company intends to continue to cooperate with the SEC staff, and it is engaging in a dialogue with the SEC staff concerning these issues and the roles of certain officers. The Company does not believe the issues raised by the SEC staff affect the material accuracy of the Company's consolidated financial statements. At this time, the Company cannot predict the outcome of this investigation as to the Company or any of its officers, nor can it predict the timing associated with any such conclusion or resolution.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential,” and similar expressions that convey the uncertainty of future events or outcomes. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to obtain required shareholder or other third-party approvals required to consummate the proposed merger with and into BRE Select Hotels Corp, a Delaware corporation (“BRE Select Hotels”); the satisfaction or waiver of other conditions in the merger agreement; a material adverse effect on the Company; the outcome of any legal proceedings that may be instituted against the Company and others related to the merger agreement; the failure to consummate debt financing arrangements set forth in a commitment letter received in connection with the merger; the ability of the Company to implement its operating strategy; the Company’s ability to manage planned growth; changes in economic cycles; financing risks; the outcome of current and future litigation, regulatory proceedings, or inquiries; changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classification as a real estate investment trust; and competition within the hotel and real estate industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in the quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission (“SEC”). Any forward-looking statement that the Company makes speaks only as of the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events or otherwise, except as required by law.

Overview

Apple REIT Six, Inc., together with its wholly owned subsidiaries (the “Company”), was formed to invest in income-producing real estate in the United States. The Company was initially capitalized on January 20, 2004, with its first investor closing on April 23, 2004. The Company completed its best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) in March 2006. The Company has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. As of March 31, 2013, the Company owned 66 hotels within different markets in the United States. The Company’s first hotel was acquired on May 28, 2004.

Merger

On November 29, 2012, the Company entered into a definitive merger agreement (the “Merger Agreement”) to be acquired by BRE Select Hotels Corp (“BRE Select Hotels”), a newly formed affiliate of Blackstone Real Estate Partners VII L.P. (the “Merger”). Under the Merger Agreement, each issued and outstanding Unit and each share of Series B convertible preferred stock of the Company (on an as converted basis), other than any dissenting shares, will be converted into the right to receive consideration with a stated value of $11.10 per Unit consisting of (i) $9.20 in cash, without interest, and (ii) one share of 7% Series A Cumulative Redeemable Preferred Stock of BRE Select Hotels having an initial liquidation preference of $1.90 per share (the “New Preferred Shares”). The stated value of the transaction based on the outstanding Units and as converted Series B convertible stock at March 31, 2013 is approximately $1.1 billion, including approximately $64.4 million related to the Series B convertible preferred stock.

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

Index

The Company’s dividend reinvestment and share redemption programs were suspended upon the execution of the Merger Agreement. Also, in accordance with the Merger Agreement, the Company suspended dividend payments. A shareholder meeting is scheduled for May 9, 2013 to vote on the transaction. The Merger Agreement contains various closing conditions, including shareholder approval. As a result, there can be no assurance that the Merger will close. If the closing conditions are satisfied, it is anticipated that the Merger will close during the second quarter of 2013. Under the Merger Agreement, the Company may terminate the Merger Agreement in certain circumstances. However the Company may be required to pay a fee of $20 million to an affiliate of BRE Select Hotels, plus certain expenses not to exceed $5 million. In certain other circumstances, the Merger Agreement provides for an affiliate of BRE Select Hotels to pay the Company a fee of $35 million upon termination of the Merger Agreement, plus certain expenses not to exceed $5 million. All costs related to the proposed Merger transaction are being expensed in the period they are incurred and are included in Merger transaction costs in the Company’s consolidated statements of operations. In connection with these activities, the Company incurred $0.7 million in expenses for the three months ended March 31, 2013.

Hotel Operations

Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels as compared to other hotels within their respective local markets, in general, has met the Company’s expectations for the period owned. The hotel industry and the Company continue to see improvement in both revenues and operating income as compared to the prior year. Although there is no way to predict future general economic conditions, and there are several key factors that may continue to negatively affect the economic recovery in the United States and add to general market uncertainty, including but not limited to, the continued high levels of unemployment, the slow pace of the economic recovery in the United States and the uncertainty surrounding the fiscal policy of the United States, the Company and industry are forecasting a mid-single digit percentage increase in revenue for 2013 as compared to 2012.

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

The following is a summary of the results of the 66 hotels owned by the Company for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(in thousands except statistical data)	2013	Percent of Revenue	2012	Percent of Revenue	Percent Change

Total hotel revenue	$58,281	100%	$57,990	100%	1%
Hotel operating expenses	34,868	60%	34,349	59%	2%
Property taxes, insurance and other expense	3,226	6%	3,047	5%	6%
General and administrative expense	1,604	3%	1,716	3%	-7%

Merger transaction costs	669		681		-2%
Depreciation	7,403		8,007		-8%
Interest expense, net	514		822		-37%
Income tax expense	95		88		8%

Number of hotels	66		66		0%
Average Market Yield (1)	121		122		-1%
ADR	$113		$110		3%
Occupancy	70%		70%		0%
RevPAR	$79		$77		3%
Total rooms sold (2)	480,674		483,179		-1%
Total rooms available (3)	690,216		692,447		0%

(1) Calculated from data provided by Smith Travel Research, Inc.® Excludes hotels under renovation during the applicable periods.
(2) Represents the number of room nights sold during the period.
(3) Represents the number of rooms owned by the Company multiplied by the number of nights in the period.

Index

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

On April 18, 2012, the Company, and the other defendants moved to dismiss the consolidated complaint in the In re Apple REITs Litigation. The briefing period for the motions to dismiss was completed on July 13, 2012.

By Order entered on March 31, 2013 and opinion issued on April 3, 2013, the Court dismissed the consolidated complaint in its entirety with prejudice and without leave to amend. Plaintiffs filed a Notice of Appeal to the Second Circuit Court of Appeals on April 12, 2013. The Company believes that any claims against it, its officers and directors and other Apple REIT Companies are without merit, and intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

Index

Hotels Owned

The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 66 hotels the Company owned at March 31, 2013.  All dollar amounts are in thousands.

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

Index

Results of Operations

As of March 31, 2013, the Company owned 66 hotels with 7,658 rooms. Hotel performance is impacted by many factors, including the economic conditions in the United States, as well as each locality. Although hampered by government spending uncertainty economic indicators in the United States have shown evidence of a sustainable recovery, which continues to overall positively impact the lodging industry. As a result, the Company’s revenue and operating income improved in the first quarter of 2013 as compared to the same period of 2012 and the Company expects continued improvement in revenue and operating income in 2013 as compared to 2012. The Company’s hotels in general have shown results consistent with industry and brand averages for the period of ownership.

     Revenues

The Company’s principal source of revenue is hotel revenue, consisting of room and other related revenue. For the three months ended March 31, 2013 and 2012, the Company had total hotel revenue of $58.3 million and $58.0 million, respectively. For the three months ended March 31, 2013 and 2012, the hotels achieved combined average occupancy of 70%, ADR of $113 and $110 and RevPAR of $79 and $77. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

During the first quarter of 2013, the Company experienced an increase in ADR of 3% as compared to the prior year while maintaining stable occupancy levels. Although certain markets have been negatively impacted by reduced government spending, with stability in overall demand and continued room rate improvement, the Company and industry are forecasting a mid-single digit percentage increase in revenue for 2013 as compared to 2012. Also during the first quarter of 2013, the Company had approximately 10,000 room nights out of service for six planned renovation projects which negatively impacted revenue growth as compared to 2012. The Company’s hotels continue to be leaders in their respective markets. The Company’s average Market Yield for the first three months of 2013 and 2012 was 121 and 122, respectively. The Market Yield is a measure of each hotel’s RevPAR compared to the average in the market, with 100 being the average (the index excludes hotels under renovation) and is provided by Smith Travel Research, Inc.®, an independent company that tracks historical hotel performance in most markets throughout the world. The Company will continue to pursue market opportunities to improve revenue.

     Expenses

Hotel operating expenses consist of direct room expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees.  For the three months ended March 31, 2013 and 2012, hotel operating expenses totaled $34.9 million and $34.3 million, respectively, representing 60% and 59% of total hotel revenue.  Results for the three months ended March 31, 2013 reflect the impact of modest increases in revenues at most of the Company’s hotels and the Company’s efforts to control costs. The Company’s operating expenses were also impacted by several hotel renovations during the period. Certain operating costs such as management costs, certain utility costs and minimum supply and maintenance costs are relatively fixed in nature. The Company has been successful in reducing, relative to revenue increases, certain labor costs, hotel supply costs, maintenance costs and utilities by continually monitoring and sharing utilization data across its hotels and management companies. The slight increase in operating expenses as a percentage of revenue is due primarily to increases in labor benefit costs. These labor benefit costs are likely to continue to grow at increased rates due to the associated new government regulations surrounding healthcare. Although operating expenses will increase as revenue increases, the Company has and will continue to work with its management companies to reduce costs as a percentage of revenue where possible while maintaining quality and service levels at each property.

Index

Property taxes, insurance, and other expenses for the three months ended March 31, 2013 and 2012 were $3.2 million and $3.0 million, respectively, or 6% and 5% of total hotel revenue. Although the first three months of 2012 included the benefit of successful appeals, property taxes have increased in 2013 as the economy has continued to improve and localities reassessed property values accordingly. Also, 2013 insurance rates have increased modestly.

General and administrative expense for the three months ended March 31, 2013 and 2012 was $1.6 million and $1.7 million, or 3% and 3% of total hotel revenue. The principal components of general and administrative expense are advisory fees and reimbursable expenses, legal fees, accounting fees, the Company’s share of the loss in its investment in Apple Air Holding, LLC, and reporting expenses. During the three months ended March 31, 2013 and 2012, the Company incurred approximately $0.2 million and $0.5 million, respectively, in legal costs due to the legal matters discussed herein and continued costs related to responding to requests from the staff of the SEC. The SEC staff has been conducting a non-public investigation, which is focused principally on the adequacy of certain disclosures in the Company’s filings with the SEC beginning in 2008, as well as the Company’s review of certain transactions involving the Company and the other Apple REIT Companies. The Company intends to continue to cooperate with the SEC staff, and it is engaging in a dialogue with the SEC staff concerning these issues and the roles of certain officers. The Company does not believe the issues raised by the SEC staff affect the material accuracy of the Company's consolidated financial statements. At this time, the Company cannot predict the outcome of this investigation as to the Company or any of its officers, nor can it predict the timing associated with any such conclusion or resolution. As discussed below under Related Parties, the Company shares legal counsel with the other Apple REIT Companies. Total costs for these legal matters for all of the Apple REIT Companies were approximately $0.8 million during the three months ended March 31, 2013. The Company anticipates it will continue to incur costs associated with these matters.

Merger transaction costs for the three months ended March 31, 2013 and 2012 totaled $0.7 million in both periods. Costs incurred during the three months ended March 31, 2013 were in connection with the Merger discussed herein. Costs incurred during the three months ended March 31, 2012 were associated with the Company’s evaluation of a potential consolidation transaction with Apple REIT Seven, Inc., Apple REIT Eight, Inc., and Apple REIT Nine, Inc. (the “other Apple REITs”). In May 2012, it was determined by the Board of Directors of the Company and each of the other Apple REIT’s Board of Directors not to move forward with the potential consolidation transaction at that time.

Depreciation expense for the three months ended March 31, 2013 and 2012 was $7.4 million and $8.0 million. Depreciation expense represents the expense of the 66 hotels and related personal property for the respective periods owned. The decrease in depreciation expense is due to an increase in the number of hotels whose personal property has become fully depreciated throughout 2012 and first three months of 2013, which was partially offset by hotel renovations completed during this period.

Interest expense, net for the three months ended March 31, 2013 and 2012, was $0.5 million and $0.8 million. Interest expense primarily arose from mortgage debt outstanding on certain properties acquired, in addition to interest on borrowings under the Company’s credit facility. As of March 31, 2013, the Company had debt outstanding of $49.3 million compared to $71.7 million at March 31, 2012. The decrease in interest expense from 2012 was due primarily to a reduction in the Company’s average outstanding balance under its credit facility, as well as the extinguishment of four mortgage loans during 2012, which was partially offset by the origination of one mortgage loan at a lower effective rate. During the three months ended March 31, 2013 and 2012, the Company capitalized interest of approximately $158,000 and $34,000 in conjunction with hotel renovations.

Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arm’s length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section and no new significant related party transactions during the three months ended March 31, 2013. The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

Index

The Company is party to an advisory agreement with Apple Six Advisors, Inc. (“A6A”), pursuant to which A6A provides management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled $0.6 million for each of the three months ended March 31, 2013 and 2012.

Through its wholly-owned subsidiary, Apple Fund Management, LLC (“AFM”), the Company provides support services to Apple Six Realty Group (“A6RG”), Apple Suites Realty Group, Inc. (“ASRG”), A6A, Apple Seven Advisors, Inc. (“A7A”), Apple REIT Seven, Inc., Apple Eight Advisors, Inc. (“A8A”), Apple REIT Eight, Inc., Apple Nine Advisors, Inc. (“A9A”), Apple REIT Nine, Inc., Apple Ten Advisors, Inc. (“A10A”) and Apple REIT Ten, Inc. A7A provides day to day advisory and administrative functions for Apple REIT Seven, Inc. A8A provides day to day advisory and administrative functions for Apple REIT Eight, Inc. A9A provides day to day advisory and administrative functions for Apple REIT Nine, Inc. A10A provides day to day advisory and administrative functions for Apple REIT Ten, Inc. A6RG provides real estate brokerage services to the Company. ASRG provides real estate brokerage services to Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. Each of these companies has agreed to reimburse the Company for its costs in providing these services. A6RG, ASRG, A6A, A7A, A8A, A9A, and A10A (collectively the “Advisors”) are 100% owned by Glade Knight, the Company’s Chairman and Chief Executive Officer. For the three months ended March 31, 2013 and 2012, the Company received reimbursement of its costs totaling $1.9 million for each period from the participating entities. The Company’s net allocated cost for these support services was approximately $0.5 million and $0.3 million for the three months ended March 31, 2013 and 2012. As part of this arrangement, the day to day transactions may result in amounts due to or from the noted related parties. To effectively manage cash disbursements, the individual companies may make payments for any or all of the related companies. The amounts due to or from the related companies are reimbursed or collected and are not significant in amount.

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

In addition to owning the Advisors discussed above, Mr. Knight is Chairman and Chief Executive Officer of Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.  Members of the Company’s Board of Directors are also on the boards of Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.

Index

The Company has incurred legal fees associated with the Legal Proceedings discussed herein. The Company also incurs other professional fees such as accounting, auditing and reporting. These fees are included in general and administrative expense in the Company’s consolidated statements of operations. To be cost effective, these services received by the Company are shared as applicable across the Company, Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc., and Apple REIT Ten, Inc. (“the Apple REIT Companies”). The professionals cannot always specifically identify their fees for one company; therefore management allocates these costs across the companies that benefit from the services. As a result of the Merger, the Company entered into a formal agreement with the other Apple REIT Companies for its share of costs associated with the Legal Proceedings and the SEC investigation where the Company will pay 20% of the total costs related to the Legal Proceedings and 25% of the total costs related to the SEC investigation. Total costs for these legal matters discussed above for all of the Apple REIT Companies was approximately $0.8 million for the three months ended March 31, 2013, of which $0.2 million was allocated to the Company.

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

Included in other assets, net on the Company’s consolidated balance sheet is a 26% equity investment in Apple Air Holding, LLC (“Apple Air”). The other members of Apple Air are Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. Through its equity investment the Company has access to Apple Air’s aircraft for asset management and renovation purposes. The Company’s equity investment was approximately $1.5 million at both March 31, 2013 and December 31, 2012. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the three months ended March 31, 2013 and 2012, the Company recorded a loss of approximately $57,000 and $42,000 as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in general and administrative expense in the Company’s consolidated statements of operations.

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

Index

Liquidity and Capital Resources

Capital Resources

The Company has a $60 million unsecured credit facility with a commercial bank that is utilized for working capital, hotel renovations, and other general corporate funding purposes including the payment of redemptions and distributions (as discussed above, under the Merger Agreement redemptions and distributions have been suspended). The outstanding principal is required to be paid by the maturity date of September 8, 2013 and may be prepaid without penalty. Interest payments are due monthly and the interest rate is equal to the applicable LIBOR (the London Interbank Offered Rate) plus 3.5%. The credit facility also has an unused fee of 0.35% if the average outstanding quarterly balance is greater than $30 million and 0.5% if the average outstanding quarterly balance is less than $30 million. With the availability of this credit facility, the Company maintains little cash on hand, accessing the facility as necessary. As a result, cash on hand was $0 at March 31, 2013. The outstanding balance on the credit facility as of March 31, 2013 was $25.5 million and its interest rate was 3.75%. The credit facility has two primary financial covenants, which are: a) at the end of each calendar quarter, the shareholder payout ratio, as defined in the loan documents, cannot exceed 100%, and b) the Company maintain a minimum net worth, as defined in the loan documents, greater than $500 million. The Company was in compliance with each of these covenants at March 31, 2013. In the event the Merger does not occur, the Company intends to refinance the credit facility. If the Company is unable to complete a refinancing the outstanding balance of the credit facility would be payable in September 2013 to the lender.

Capital Uses

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

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. In accordance with the Merger Agreement, the Company suspended distributions to shareholders. In the event the Merger does not occur, the Company plans to reinstate its monthly distributions to shareholders. Under the Merger Agreement, the Company is generally prohibited from making distributions to shareholders. However, if necessary, the Company is permitted to make the minimum distribution payments to maintain its REIT status. No distributions were made during the first three months of 2013. If the Merger does not occur, it is the Company’s intention to maintain a relatively stable distribution rate with varying economic cycles. The Company’s objective in setting a distribution rate is to project a rate that will provide consistency over the life of the Company, taking into account acquisitions and capital improvements, ramp up of new properties and varying economic cycles. The Board of Directors monitors the Company’s distribution rate relative to the performance of the hotels on an ongoing basis and may make adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company. Prior to the execution of the Merger Agreement, distributions were paid at a monthly rate of $0.066 per common share. Total distributions in the first three months of 2012 were $18.0 million or $0.198 per common share.

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements and under certain loan agreements, to make available for the repair, replacement and refurbishing of furniture, fixtures, and equipment a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. The Company invested approximately $6.4 million in capital expenditures during the first three months of 2013. The Company anticipates total capital expenditures of approximately $16 to $18 million for the full year of 2013 in connection with renovations and brand initiatives. The Company currently does not have any existing or planned projects for new development.

Index

In July 2005, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually paid for the Unit; or (2) $11.00 per Unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. The Unit Redemption Program was suspended upon the execution of the Merger Agreement. As a result, the last purchase under the Unit Redemption Program was October 2012. In the event the Merger does not occur, the Company plans to reinstate the Unit Redemption Program. Since inception of the program through March 31, 2013, the Company has redeemed approximately 18.3 million Units representing $200.5 million, including 0.5 million Units in the amount of $5.1 million redeemed during the three months ended March 31, 2012.

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

The Company’s Dividend Reinvestment Plan was suspended upon the execution of the Merger Agreement. As a result, the last offering under the Dividend Reinvestment Plan occurred in November 2012. In the event the Merger does not occur, the Company plans to reinstate the Dividend Reinvestment Plan. During the three months ended March 31, 2012, approximately 0.5 million Units, representing $5.4 million in proceeds to the Company, were issued under the plan. Since the inception of the plan through March 31, 2013, approximately 18.4 million Units, representing $202.1 million in proceeds to the Company, have been issued under the plan.

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

Index

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of March 31, 2013, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash or borrows on its credit facility. Based on the balance of the Company’s credit facility at March 31, 2013 of $25.5 million, every 100 basis points change in interest rates could impact the Company’s annual net income by $255,000, all other factors remaining the same. The Company’s cash balance at March 31, 2013 was $0.

Item 4.  Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013. There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 18, 2012, the Company, and the other defendants moved to dismiss the consolidated complaint in the In re Apple REITs Litigation. The briefing period for the motions to dismiss was completed on July 13, 2012.

By Order entered on March 31, 2013 and opinion issued on April 3, 2013, the Court dismissed the consolidated complaint in its entirety with prejudice and without leave to amend. Plaintiffs filed a Notice of Appeal to the Second Circuit Court of Appeals on April 12, 2013. The Company believes that any claims against it, its officers and directors and other Apple REIT Companies are without merit, and intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

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
The following materials from Apple REIT Six, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail (FURNISHED HEREWITH)

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE REIT SIX, INC.

By:	/s/ GLADE M. KNIGHT	Date: May 6, 2013
Glade M. Knight,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: May 6, 2013
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Index